Form 10KSB
AMERICAN HOLDINGS INC /DE/
filed 1995-03-31
CIK 356446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

MARK ONE:

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
         For the fiscal year ended December 31, 1994

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
         For the transition period from _________________ to _________________.

                         Commission file number 0-10566

                            AMERICAN HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)

                                   95-3419191
                    (I.R.S. Employer Identification Number)

           376 MAIN STREET, P.O. BOX 74, BEDMINSTER, NEW JERSEY 07921
             (Address of principal executive offices with Zip Code)

         Issuer's telephone number, including area code (908) 234-9220

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                     Common Stock, par value $.01 per share



         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
         past 90 days.  Yes [X]   No  [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
         Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenues for the fiscal year ended December 31, 1994 were approximately $1,802,000.

         At February 28, 1995, there were 7,726,149 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of such stock on such date as reported by NASDAQ, was approximately $7,200,000.

         Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                                     PART I


    ITEM 1. - DESCRIPTION OF BUSINESS

    DISPOSITION OF A SUBSIDIARY

    On September 21, 1993, the Board of Directors of the Company approved the distribution of the common stock of NorthCorp Realty Advisors, Inc. ("NorthCorp"), a real estate asset manager and a wholly-owned subsidiary of the Company, to all holders of the Company's outstanding common stock (the "Distribution"). Under the plan of distribution, the Company declared a dividend of one share of NorthCorp common stock outstanding for every two shares of the Company's common stock outstanding on the record date of the Distribution, July 8, 1994. At the date of the Distribution (July 11, 1994), 8,250,000 shares of NorthCorp common stock were outstanding. Approximately 4,000,000 shares, or 48% of NorthCorp's common stock were distributed to the stockholders of the Company.

     On August 4, 1994, the Company sold substantially all of its remaining interest in NorthCorp to Mr. R. E. Roark and NorthCorp for approximately $1.5 million. Mr. Roark was the sole shareholder of Crown Revenue Services, Inc. ("Crown"), a Resolution Trust Corporation ("RTC") contractor. As part of the transaction, Crown was reorganized as a subsidiary of NorthCorp. NorthCorp also assumed the lease of the Company's Washington D.C. office and the employment contract of one of the Company's executive officers.

     ACQUISITION OF MADIS BOTANICALS, INC.

     American Holdings, Inc. (the "Company" or "AmHold") manufactures botanical extracts through its eighty percent (80%) owned subsidiary, Madis Botanicals, Inc. ("Madis"). On January 3, 1995, the Company's wholly-owned subsidiary merged (the "Merger") with Dr. Madis Laboratories, Inc. (subsequently renamed Madis Botanicals, Inc.), a New Jersey corporation located in South Hackensack, New Jersey. The surviving corporation is owned 80% by the Company and 20% by the former shareholders of Madis. The Merger was effected in connection with a Plan of Reorganization (the "Plan") filed by the predecessor corporation in Chapter 11 proceedings under the Federal Bankruptcy Law. Under the terms of the Merger, the Company financed the Plan which provided for the payment of $3.4 million to the Madis creditors, of which approximately $2.3 million was advanced by the Company and approximately $900,000 was paid by Madis from funds on hand. The balance of the predecessor corporation's indebtedness was assumed by the surviving corporation and will be paid as due from working capital or by the Company in the event of any deficiency.

     Madis had sales of approximately $6.0 million and income before reorganization expenses and income taxes of $731,000 in 1994. In 1993, Madis had sales of $5.2 million and income before reorganization expenses and income taxes of $594,000. The botanical extract industry is very competitive, but is not dominated to any significant degree by any large producers. Madis has been operating continuously in this industry since 1959 and has developed expertise in the manufacture of hundreds of botanical extracts. Madis products, sold throughout the world, include flavor extracts, enzymes, water soluble gums, and oleoresins.

     EMPLOYEES

     At February 28, 1995, the Company had 55 employees, 47 of whom were employed by Madis.

     ITEM 2. - DESCRIPTION OF PROPERTY

     On February 1, 1994, the Company entered into a five-year lease agreement with an affiliate for 1,700 square feet of office space at a monthly rate of approximately $3,600. Prior to that date, the Company leased the same space from the affiliate on a month-to-month basis.

     Madis leases a 125,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation ("Madis Affiliate") owned by the minority shareholders of Madis for $20,000 per month, net, plus one per cent of the gross revenues of Madis up to an additional $200,000 per annum. The lease has a term of five years and expires in December 1999 with renewal options for fifteen additional years. The Company believes this rental rate represents the fair market value of the lease. This facility includes a 20,000 square-foot office area; a 10,000 square-foot laboratory; manufacturing space of 70,000 square feet; and warehousing space of 25,000 square feet.

     In connection with the Merger, the Madis Affiliate borrowed $200,000 from the Company (the "First Loan") in 1994 and the Madis Affiliate and its shareholders borrowed $205,000 in 1995 from the Company (the "Second Loan"). Both Loans bear interest at the rate of 2% above the Citibank prime rate (but in no event more than 13%) and are collateralized by the Madis facility. The First Loan is repayable at $10,000 per month plus interest commencing February 1, 1995 until it is satisfied and thereafter the Second Loan will be repaid at the rate of $10,000 per month plus interest until it is satisfied.

     Madis also leases a warehouse facility in Teterboro, New Jersey for $100,000 per year from an unrelated party. The lease has a two-year term with a renewal option for one three-year period at rates up to $130,000 per year.


     ITEM 3.  - LEGAL PROCEEDINGS

     ENVIRONMENTAL MATTERS

     In connection with the Plan, Madis was required to undertake up to $280,000 to perform specified remedial environmental activities at the South Hackensack facility, including the removal of certain underground storage tanks. This liability has been accrued on the balance sheet of Madis at December 31, 1994. The Company believes this accrued liability will be sufficient to perform all required remediation activity.

     OTHER

     The Company is involved from time to time in various lawsuits that arise in the ordinary course of business and the outcome of which, if adverse, would not have a material affect on the financial condition and results of operations of the Company.

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on October 26, 1994. All nominees to the Company's Board of Directors were elected.

     The following is a vote tabulation for all nominees:

                                       FOR           WITHHELD
                                    ---------        --------

          Paul O. Koether           6,790,014          52,291
          Richard M. Bossert        6,790,468          51,837
          Mark W. Jaindl            6,790,123          52,182
          William Mahomes, Jr.      6,790,170          52,135
          Alfredo Mena              6,790,225          52,080


                                    PART II


     ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At February 28, 1995, the Company had approximately 3,200 stockholders of record. The Company's common stock currently trades on the NASDAQ/National Market System under the symbol "HOLD."

     The following table sets forth the high and low closing prices for the common stock for the periods indicated, as reported by NASDAQ on the National Market System.

     Calendar Quarter Ended:
                                                  HIGH              LOW
           1994:

             March 31 ........................  $1 17/32          $1 3/8
             June 30 .........................   1 1/2             1 11/32
             September 30 ....................   1 5/16            1 5/16
             December 31 .....................   1 5/8             1 9/32

           1993:

             March 31 ........................  $3 1/8            $2 1/4
             June 30 .........................   3                 1 5/8
             September 30 ....................   2 1/8             1 5/8
             December 31 .....................   2                 1 3/8


     The Company distributed one share of NorthCorp common stock for every two shares of the Company's common stock outstanding on the record date of the distribution, July 8, 1994. At the date of distribution (July 11, 1994), 8,250,000 shares of NorthCorp common stock were outstanding. Approximately 4 million shares, or 48%, of NorthCorp's common stock were distributed to the stockholders of the Company. This distribution was not taxable to the stockholders of the Company, assuming the individual stockholder's cost basis in the shares of the Company exceeded the fair market value of the shares of NorthCorp at the date of distribution.

     The Company had not declared or paid any other dividends on its common stock and does not foresee doing so in the immediate future.


     ITEM 6.  - MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION
                AND RESULTS OF OPERATIONS


     DISPOSITION OF A SUBSIDIARY

     On September 21, 1993, the Board of Directors of the Company approved a plan to distribute the common stock of NorthCorp Realty Advisors, Inc. ("NorthCorp"), a real estate asset manager and a wholly-owned subsidiary of the Company, to all holders of the Company's outstanding common stock (the "Distribution"). Under the plan of distribution, the Company declared a dividend of one share of NorthCorp common stock for every two shares of the Company's common stock outstanding on the record date of the Distribution, July 8, 1994.

     At the date of distribution (July 11, 1994), 8,250,000 shares of NorthCorp common stock were outstanding. Approximately 4,000,000 shares, or 48%, of NorthCorp's common stock were distributed to the stockholders of the Company.

     On August 4, 1994, the Company sold substantially all of its remaining interest in NorthCorp ("the Sale") to Mr. R. E. Roark and NorthCorp for approximately $1.5 million. Mr. Roark was the sole shareholder of Crown Revenue Services, Inc. ("Crown"), a Resolution Trust Corporation ("RTC") contractor. As part of the transaction, Crown was reorganized as a subsidiary of NorthCorp. NorthCorp also assumed the lease of the Company's Washington, D.C. office and the employment contract of one of the Company's executive officers. The net gain on sale was $378,000.

     NorthCorp's results of operations have been included in the consolidated financial statements through the date of sale in 1994 and in 1993 as equity in the earnings (loss) of disposed-of subsidiary. Since its acquisition in June 1992 and until the date of sale, NorthCorp made dividends and payments under a tax-sharing agreement to the Company aggregating approximately $4.9 million.

     ACQUISITION OF MADIS BOTANICALS, INC.

     On January 3, 1995, the Company's wholly-owned subsidiary merged (the "Merger") with Dr. Madis Laboratories, Inc., a New Jersey corporation located in South Hackensack, New Jersey. The surviving corporation in the Merger operates under the name of Madis Botanicals, Inc. ("Madis") and is owned 80% by the Company and 20% by the former shareholders of Madis. In addition, the Company issued to the former Madis shareholders options to acquire 250,000 shares of the Company's Common Stock at its approximate book value of $2.10 per share. Madis, a manufacturer of botanical and medicinal extracts, had sales of approximately $6.0 million and income before reorganization items and income taxes of $731,000 in 1994 compared to sales of $5.2 million and income before reorganization items and income taxes of $594,000 in 1993.

     The Merger was effected in connection with a Plan of Reorganization (the "Plan") filed by Madis in Chapter 11 proceedings under the Federal Bankruptcy Law. The Plan was confirmed on November 29, 1994 by the United States Bankruptcy Court in Newark, New Jersey. Under the terms of the Merger, the Company financed the Plan which provided for the payment to the creditors of $3.4 million, of which approximately $2.3 million was advanced by the Company and approximately $900,000 was paid by Madis from funds on hand. The balance of the predecessor corporation's indebtedness was assumed by the surviving corporation and will be paid as due from working capital or by the Company in the event of any deficiency. The Company believes that the Madis creditors will receive 100% of their approved claims.

     Two principal shareholders of Madis, who were also executive officers, received employment agreements under which one will serve as chairman emeritus of the surviving corporation for a period of three years at an annual salary of $100,000 and the other will serve as president for a period of four years at an annual salary of $150,000. The premises occupied by the surviving corporation will be leased from the former Madis shareholders at an annual rent of $240,000 net, plus 1% of gross revenues up to an additional $200,000 per annum. The Company believes the rental represents the fair market value.

     PROFORMA CONSOLIDATED CONDENSED FINANCIAL INFORMATION

     Proforma consolidated condensed financial information is included in Note 4 of Notes to Consolidated Financial Statements. The results of operations have been adjusted to reflect the disposition of NorthCorp and the Washington, D.C. office of the Company (the "Disposition") had the Disposition taken place on January 1, 1994. The results of operations also include the operations of Madis as if the acquisition of Madis had taken place on the same date.

     The proforma financial information is not intended to reflect results of operations which would have actually resulted had these transactions been effected on the dates indicated. Moreover, this proforma financial data is not intended to be indicative of results of operations which may be attained in the future. This information should be read in conjunction with the audited historical consolidated financial statements contained in this Form 10-KSB.

     LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1994, the Company had cash and cash equivalents of $13.4 million. Cash equivalents consisted of treasury bills with a maturity of less than three months and yields of approximately 5 percent. On January 3, 1995, cash and cash equivalents of $2.3 million were used for the acquisition of Madis. The Company also had marketable securities with a current market value of approximately $2.0 million at December 31, 1994. The Company has no funded debt. The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

     In connection with the acquisition of NorthCorp by the Company, two officers of NorthCorp were paid an aggregate of $1,125,000 by NorthCorp, which was used to acquire an aggregate of 750,000 shares of Company stock ("Officer Shares"). In addition, the Company advanced $180,000 to each of the officers to pay federal income taxes resulting from this cash payment. The advances bore interest at the minimum rate allowed under the Internal Revenue Code and were secured by their shares of the Company's common stock.

     The advances and accrued interest were repaid by the officers from the proceeds of a partial sale of the Officer Shares to the Company in February 1994 in connection with their resignation as officers and directors of NorthCorp. The remaining shares were subsequently repurchased from the Officers in 1994.

     RESULTS OF OPERATIONS

     The Company's consolidated operations resulted in net income of $26,000 in 1994, compared to a net loss of $1.2 million, or $.11 per share in 1993. The consolidated results of operations for 1994 reflect the net gain on the sale of the Company's remaining interest in NorthCorp of $378,000.

     Equity in the earnings (loss) of disposed-of subsidiary was $464,000 compared to a loss of $1.0 million in 1993. A restructuring charge of $2.8 million was recorded by the Company in 1993. This charge was a result of the lack of extensions and renewals of RTC contracts, the decline in available public sector contracts, and the competitive nature of the real estate asset management industry. Aside from this charge, the reduction in NorthCorp's earnings was due primarily to the continued disposition of assets under RTC contracts in late 1993 and 1994.

     Interest, dividend and other income was $947,000 in 1994, an increase of $249,000, or 35.7% from the $698,000 recorded in 1993. Interest income was $632,000 in 1994, an increase of $133,000, or 26.7% from the $499,000 recorded in 1993. This increase was due to higher prevailing interest rates in 1994 compared to 1993. Dividend income was $68,000 in 1994 compared to $125,000 in 1993, a decrease of $57,000. The decrease in dividends was due to a change in portfolio composition. All other income increased from $74,000 in 1993 to $247,000 in 1994. This increase in all other income was due principally to revenue from the Washington, D.C. office of the Company, which was disposed of on August 4, 1994.

     In 1994, the Company recorded net gains on marketable securities of $13,000, compared to net gains of $1.9 million in 1993. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", on January 1, 1994. As a result, net gains on marketable securities in 1994 are composed of realized gains of $50,000 and net unrealized losses of $37,000. Gains on marketable securities in 1993 were composed entirely of realized gains. A charge to stockholders' equity of $742,000 was recorded in 1994 to reflect the decrease in market value of securities available for sale. This charge was related primarily to the Company's investment in a real estate investment trust ("REIT"). The Company had undertaken two proxy contests to protect its investment in the REIT and to obtain control of the REIT's Board of Directors. The decrease in net gains on marketable securities was due to the changes in portfolio composition and general market conditions.

     General and administrative expenses were $1.8 million in 1994, compared to $2.6 million in 1993, a decrease of approximately $800,000, or 31.1%. The decrease was mainly due to the disposition of the Washington, D.C. office of the Company, reduced salary expense for executive officers in 1994 and accrued severance expenses for a former executive officer of the Company. The overall decline in expenses was offset somewhat by a slight increase in professional fees expense principally due to work performed in association with the distribution of NorthCorp's shares to the Company's stockholders; the sale of NorthCorp; the proxy contests undertaken in connection with one of the Company's investments; and the acquisition of Madis.

     ITEM 7. - FINANCIAL STATEMENTS

     The financial statements filed with this item are listed below:

         Independent Auditors' Report

         Consolidated Financial Statements:

              Consolidated Balance Sheet as of December 31, 1994

              Consolidated Statements of Operations for the Years ended December
               31, 1994 and 1993

              Consolidated Statements of Stockholders' Equity for the Years
               ended December 31, 1994 and 1993

              Consolidated Statements of Cash Flows for the Years ended December
               31, 1994 and 1993

              Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of American Holdings, Inc.:


We have audited the accompanying consolidated balance sheet of American Holdings, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Holdings, Inc. and subsidiaries as of December 31, 1994 and the results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for marketable securities effective January 1, 1994 to conform to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and changed its method of accounting for income taxes effective January 1, 1993 to conform to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."



/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 20, 1995.

                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1994
                                   (IN $000's)


ASSETS

Cash and cash equivalents ...................................           $13,427
Marketable securities .......................................             2,018
Notes receivable from Madis and affiliates...................               483
Investment in Madis .........................................               243
Furniture and equipment, net of
  accumulated depreciation ..................................                33
Other assets ................................................               732
                                                                        -------
     Total assets ...........................................           $16,936
                                                                        =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable ............................................           $    47
Accrued expenses ............................................               574
                                                                        -------
     Total liabilities                                                      621
                                                                        -------

Stockholders' equity:
Common stock, par value $.01;
  30,000,000 shares authorized;
  7,726,161 shares issued and outstanding ...................                77
Additional paid-in capital ..................................            43,800
Accumulated deficit  ........................................          ( 26,820)
Unrealized losses on securities
  available for sale  .......................................          (    742)
                                                                        -------
     Total stockholders' equity .............................            16,315
                                                                        -------

     Total liabilities and stockholders' equity .............           $16,936
                                                                        =======





          See accompanying notes to consolidated financial statements.

                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN $000'S, EXCEPT PER SHARE DATA)


                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1994            1993
                                                         ------          ------
Revenues:
  Equity in earnings (loss) of
   disposed-of subsidiary ............................  $   464        ($ 1,033)
  Net gain on sale of majority interest
   in disposed-of subsidiary .........................      378               -
  Net gains on marketable
   securities ........................................       13           1,892
  Interest, dividend and other income ................      947             698
                                                        -------         -------
                                                          1,802           1,557
                                                        -------         -------

General and administrative expenses:
  Personnel ..........................................      855             977
  Professional fees ..................................      634             619
  Other ..............................................      282             974
                                                        -------         -------
                                                          1,771           2,570
                                                        -------         -------

Income (loss) before income taxes ....................       31        (  1,013)
Provision for income taxes ...........................        5             164
                                                        -------         -------

Net income (loss) ....................................  $    26        ($ 1,177)
                                                        =======         =======

Net income (loss) per share ..........................  $     -        ($   .11)
                                                        =======         =======

Weighted average shares
  outstanding (in 000's) .............................    8,095          10,772
                                                        =======         =======




          See accompanying notes to consolidated financial statements.

                                AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (IN 000'S)


                                                                                                                   Total
                                Total                Additional                                    Deferred        Stock-
                                Shares      Common    Paid-In   Accumulated   Treasury   Stock    Compensation    holders'
                              Outstanding    Stock    Capital     Deficit      Shares     Cost       Charge        Equity
                              -----------   ------   ---------- -----------   --------   -----    ------------    --------
Balance, December 31, 1992 ... 11,862        $ 119    $50,924   ($25,627)          -      $    -    ($  797)      $24,619

Net loss .....................      -            -          -   (  1,177)          -           -          -      (  1,177)

Accretion to common
 stock subject to put
 agreement ...................      -            -          -   (     42)          -           -          -      (     42)

Amortization of deferred
 compensation charge .........      -            -          -          -           -           -        563           563

Write-off of remaining de-
 ferred compensation charge
 as part of restructuring ....      -            -          -          -           -           -        234           234

Exercise of stock option .....    100            1        174          -           -           -          -           175

Repurchase of treasury
 stock .......................      -            -          -          -       1,897     ( 3,330)         -      (  3,330)

Repurchase and cancella-
  tion of common stock .......( 1,113)      (   12)  (  1,629)         -           -           -          -      (  1,641)
                               ------        -----    -------    -------       -----      ------     ------       -------

Balance, December 31, 1993 ... 10,849        $ 108    $49,469   ($26,846)      1,897     ($3,330)    $    -       $19,401
                               ======        =====    =======    =======       =====      ======     ======       =======


          See accompanying notes to consolidated financial statements.

                                AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              (continued)
                                              (IN 000'S)


                                                                                                Unrealized      Total
                                Total                Additional                                 losses on       Stock-
                                Shares      Common    Paid-In   Accumulated   Treasury  Stock   Sec. Avail.     Holders'
                              Outstanding    Stock    Capital     Deficit      Shares    Cost    For Sale       Equity
                              -----------   ------   ---------- -----------   --------  -----   -----------     --------
Balance, December 31, 1993 ... 10,849       $108      $49,469   ($26,846)      1,897   ($3,330)    $  -         $19,401

Unrealized gains on
 securities available for
 sale at January 1, 1994......      -          -            -          -           -         -       68              68

Change in unrealized
 losses in securities
 available for sale ..........      -          -            -          -           -         -    ( 810)       (    810)

Net income ...................      -          -            -         26           -         -        -              26

Distribution of NorthCorp
  shares .....................      -          -     (    897)         -           -         -        -        (    897)

Purchase of treasury stock ...      -          -            -          -         759   ( 1,217)       -        (  1,217)

Common stock subject to
 put agreement ...............      -          -            -          -           -       400        -             400

Cancellation of treasury
     stock ...................( 2,656)     (  26)    (  4,121)         -      (2,656)    4,147        -               -

Repurchase and cancella-
  tion of common stock .......(   467)     (   5)    (    651)         -           -         -        -        (    656)
                               ------       ----      -------    -------       -----    ------     ----         -------

Balance, December 31, 1994 ...  7,726       $ 77      $43,800   ($26,820)          -    $    -    ($742)       ($16,315)
                               ======       ====      =======    =======       =====    ======     ====         =======


          See accompanying notes to consolidated financial statements.

                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN $000's)

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           1994          1993
                                                         --------      --------
Cash flows from operating activities:
  Net income (loss) ..................................   $     26     ($ 1,177)
  Adjustments:
    Gain on sale of disposed-of subsidiary ...........  (     378)           -
    Net gains on marketable securities ...............  (      13)    (  1,892)
    Other, net .......................................  (   1,310)       6,450
                                                         --------      -------
     Net cash provided by (used in)
      operating activities ...........................  (   1,675)       3,381
                                                         --------      -------

Cash flows from investing activities:
    Sale of fixed assets, net ......................... (       6)    (    177)
    Proceeds from sale of subsidiary ..................     1,500            -
    Proceeds from sale of marketable
      securities .......................................    1,346       10,432
    Purchase of marketable securities ..................(   3,510)    (  8,785)
    Increase in notes receivable .......................(     463)           -
    Investment in Madis Botanicals, Inc. ...............(     156)           -
    Repayment of loans from former employees ...........      360            -
    Other, net .........................................(       5)           -
                                                         --------      -------
     Net cash provided by (used in) investing
      activities ...................................... (     934)       1,470
                                                         --------      -------
Cash flows from financing activities:
    Sale of common  stock .............................         -          175
    Repurchase of common stock ........................ (   1,873)    (  4,971)
                                                         --------      -------
     Net cash used in financing activities ...........  (   1,873)    (  4,796)
                                                         --------      -------
Net increase (decrease) in cash and cash
 equivalents .........................................  (   4,482)          55
Cash and cash equivalents at beginning
  of period ..........................................     17,909       17,854
                                                         --------      -------
Cash and cash equivalents at end of period ...........   $ 13,427      $17,909
                                                         ========      =======



        See accompanying notes to consolidated financial statements.

                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1994 and 1993

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of American Holdings, Inc. (the "Company" or "AmHold") and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions.

     The results of operations of NorthCorp Realty Advisors, Inc. ("NorthCorp") are included in the Consolidated Statements of Operations as equity in the earnings (loss) of disposed-of subsidiary through the date of disposition in 1994 and in 1993.

     The acquisition of Madis Botanicals, Inc. ("Madis") described in Note 3 of Notes to Consolidated Financial Statements occurred on January 3, 1995 and was accounted for using the purchase method.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist primarily of cash on hand, cash in banks and treasury bills purchased with an original maturity of three months or less.

     MARKETABLE SECURITIES

     The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") as of January 1, 1994. SFAS 115 provides that all investments are to be classified into three categories: debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in the results of operations; and debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities reported at fair value with unrealized gains and losses excluded from the results of operations and reported as a separate component of stockholders' equity.

     The Company accounts for securities transactions on a trade-date basis. Marketable securities are recorded at the lower of aggregate cost or market in 1993. For computing realized gains or losses on sale of marketable securities, cost is determined on a first-in, first-out basis. The effect of all unsettled transactions is accrued in the consolidated financial statements.

     FURNITURE AND EQUIPMENT

     The Company records all furniture and equipment at cost. Depreciation is computed using the straight-line method over the related estimated useful life of the asset. Gains or losses on dispositions of furniture and equipment are included in operating results.

     DEFERRED COMPENSATION CHARGE

     In connection with the acquisition of NorthCorp by the Company, NorthCorp entered into two-year employment agreements with two Key Employees requiring NorthCorp to make aggregate payments of $1,125,000 upon execution of the agreements.

     Under the terms of the agreements, the Key Employees were required to purchase $1,125,000 of the Company's common stock. Accordingly, the compensation paid to the Key Employees was being amortized using the straight-line method over the two-year term of the related employment agreements. The remaining deferred compensation charge was written off at December 31, 1993 in connection with a restructuring charge which is included in equity in earnings (loss) of disposed-of subsidiary.

                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1994 and 1993


     INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") effective January 1, 1993. SFAS No. 109 requires an asset and liability approach for the accounting for income taxes. There was no cumulative effect of adopting SFAS No. 109 at that date due to the recording of a valuation allowance that entirely offset the net deferred tax asset, which consists principally of the tax effects of the Company's net operating loss carryforwards.

     NorthCorp's results of operations are included in the consolidated federal income tax return of the Company in 1993 and in 1994, for the period from January 1, 1994 through the date of Distribution (see Note 2 of Notes to Consolidated Financial Statements). At December 31, 1994, the Company had net operating loss carryforwards for tax purposes that expire in various years through 2003 and are available to offset consolidated taxable income.

     NET INCOME (LOSS) PER SHARE

     For purposes of calculating net income (loss) per share for 1993, net income (loss) has been reduced by the amount of the charge to accumulated deficit for the contingency associated with the 200,000 shares of common stock subject to the Put Agreement.

     Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of outstanding common stock and common equivalent stock, which consists of the dilutive effect of the assumed exercise of certain outstanding stock options when applicable.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the 1993 financial statements to conform to the 1994 classifications. The consolidated statement of cash flows for the year ended December 31, 1993 has been reclassified to the indirect method to conform to the current presentation.

2.       DISPOSITION OF A SUBSIDIARY

     On September 21, 1993, the Board of Directors of the Company approved the distribution of the common stock of NorthCorp, a real estate asset manager and a wholly-owned subsidiary of the Company, to all holders of the Company's outstanding common stock (the "Distribution"). Under the plan of distribution, the Company declared a dividend of one share of NorthCorp common stock for every two shares of the Company's common stock outstanding on the record date of the Distribution, July 8, 1994.

     At the date of Distribution (July 11, 1994), 8,250,000 shares of NorthCorp common stock were outstanding. Approximately 4,000,000 shares, or 48%, of NorthCorp's common stock were distributed to the stockholders of the Company.

     On August 4, 1994, the Company sold substantially all of its remaining interest in NorthCorp to Mr. R. E. Roark and NorthCorp for approximately $1.5 million. Mr. Roark was the sole shareholder of Crown Revenue Services, Inc. ("Crown"), a Resolution Trust Corporation contractor. As part of the transaction, Crown was reorganized as a subsidiary of NorthCorp. NorthCorp also assumed the lease of the Company's Washington, D.C. office and the employment contract of one of the Company's executive officers.

                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1994 and 1993


3.       ACQUISITION OF MADIS

     On January 3, 1995, the Company's wholly-owned subsidiary merged (the "Merger") with Dr. Madis Laboratories, Inc., a New Jersey corporation located in South Hackensack, New Jersey. The surviving corporation in the Merger operates under the Madis Botanicals, Inc. ("Madis") name and is owned 80% by the Company and 20% by the former shareholders of Madis. In addition, the Company issued to the former Madis shareholders options to acquire 250,000 shares of the Company's Common Stock at its approximate book value of $2.10 per share.

     The Merger was effected in connection with a Plan of Reorganization (the "Plan") filed by the predecessor corporation in Chapter 11 proceedings under the Federal Bankruptcy law. The Plan was confirmed on November 29, 1994 by the United States Bankruptcy Court in Newark, New Jersey. Under the terms of the Merger, the Company financed the Plan which provided for Madis creditors to be paid approximately $3.4 million, of which approximately $2.3 million was advanced by the Company and approximately $900,000 was paid by Madis from funds on hand. The balance of the predecessor corporation's indebtedness was assumed by the surviving corporation and will be paid as due from working capital or by the Company in the event of any deficiency. The Company believes that the Madis creditors will receive 100% of their approved claims.

     Two principal shareholders of Madis, who were also executive officers, received employment agreements under which one will serve as chairman emeritus of the surviving corporation for a period of three years at an annual salary of $100,000 and the other will serve as president for a period of four years at an annual salary of $150,000. The premises occupied by the surviving corporation will be leased from an affiliated corporation owned by the minority shareholders of Madis at an annual rent of $240,000 net, plus 1% of gross revenues up to an additional $200,000 per annum. The Company believes the rental represents the fair value of this lease.

4.       PROFORMA CONSOLIDATED CONDENSED FINANCIAL INFORMATION

     The proforma results of operations have been adjusted to reflect the disposition of NorthCorp and the Washington, D.C. office of the Company (the "Disposition") had the Disposition taken place on January 1, 1994. The results of operations also include the operations of Madis as if the acquisition had taken place on the same date.

     The proforma financial information is not intended to reflect results of operations which would have actually resulted had these transactions been effected on the dates indicated. Moreover, this proforma financial data is not intended to be indicative of results of operations which may be attained in the future.

                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1994 and 1993



                            American Holdings, Inc.
                                and Subsidiaries
                        Proforma Consolidated Condensed
                            Statement of Operations
                                 For the Year Ended
                               DECEMBER 31, 1994

                        (in $000's, except per share data)


                  Revenues ......................   $ 5,995

                  Cost of goods sold ............     4,008
                                                    -------
                  Gross profit ..................     1,987
                                                    -------
                  Selling, general and
                    administrative expenses .....     3,081
                                                    -------
                  Loss from operations .......... (   1,094)

                  Other income ..................       441
                                                    -------
                  Loss before income taxes ...... (     653)

                  Income taxes ..................         -
                                                    -------
                  Net loss ...................... ($    653)
                                                    =======

                  Loss per common share ......... ($    .08)
                                                    =======
                  Weighted average shares
                    outstanding (in 000's) ......     8,095
                                                    =======


                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1994 and 1993


5.       MARKETABLE SECURITIES

         At December 31, 1994, marketable securities consisted of the following (in $000's):

                                                    Gross    Gross
                                        Amortized  Holding  Holding   Fair
                                           COST     GAINS   LOSSES    VALUE

        Trading securities:
          Corporate debt
           securities                    $   191   $    4   $    -   $   195
          Equity securities                  639        7       48       598
                                         -------   ------   ------   -------
                 Total                       830       11       48       793
                                         -------   ------   ------   -------

         Available-for-sale:
           Equity securities               1,967       17      759     1,225
                                         -------   ------   ------   -------

              Total marketable
                 securities              $ 2,797   $   28   $  807   $ 2,018
                                         =======   ======   ======   =======


     The corporate debt securities mature in the year 2009.

     The unrealized losses and gains on trading securities included in the results of operations for the year ended December 31, 1994 was $48,000 and $11,000, respectively. The unrealized loss on securities available for sale included as a separate component of consolidated stockholders' equity was approximately $742,000 at December 31, 1994.

6.       INCOME TAXES

     At December 31, 1994, the Company had net operating loss carryforwards of approximately $21.2 million for Federal income tax reporting purposes, which expire in the years 2000 to 2003. Additionally, the Company has investment and research and development tax credit carryforwards aggregating approximately $200,000 and $870,000, respectively, which expire from 1996 through 2000. The ultimate realization of the tax benefits from the net operating loss and tax credit carryforwards is dependent upon future taxable earnings of the Company.

     The Company's federal income tax returns for the years ended March 31, 1987 and 1988 and for the nine months ended December 31, 1988 were examined by the Internal Revenue Service ("IRS"). The IRS challenged the deductibility of certain payments aggregating approximately $8.1 million made during those periods in connection with certain litigation settlements and legal fees primarily related to the settlement of a class action lawsuit. The Company disagrees with the IRS.

     The Company is precluded from challenging the IRS findings until such time as the Company utilizes the disputed loss carryforwards. Even though the Company intends to vigorously defend its position, there can be no assurance that the Company's position will be sustained.

                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1994 and 1993



     The Company adopted SFAS No. 109 as of January 1, 1993. SFAS No. 109 required a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. At the adoption date, the net deferred tax asset of the Company was composed principally of the tax effects of net operating loss carryforwards. Due to the uncertainty of realizing this asset, a valuation allowance of an equal amount was established. There was no cumulative effect for the change in the method of accounting for income taxes and the adoption of SFAS No. 109 had no significant impact on the Company's financial position or results of operations.

     The components of income tax expense were as follows:

                                                  1994       1993
                                                 ------     ------
              Federal:
                Current                          $    -     $   55
                Deferred                              -          -
                                                 ------     ------
                  Total federal                  $    -     $   55
                                                 ======     ======

              State:
                Current                          $    5     $  109
                Deferred                              -          -
                                                 ------     ------
                  Total state                    $    5     $  109
                                                 ======     ======

              Total provision for
                income tax                       $    5     $  164
                                                 ======     ======

     Deferred income taxes reflect the tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1994 are as follows:

                                                                  ($000)
                                                                  ------
                 Deferred tax assets:
                    Net operating loss carryforwards ...........  $ 7,247
                    Alternative minimum tax ("AMT")
                      and other credit carryforwards ...........      107
                    Other, net .................................    1,206
                                                                  -------
                                                                  $ 8,560
                                                                  =======
                  Valuation allowance .......................... ($ 8,560)
                                                                  =======
                  Net deferred tax asset .......................  $     -
                                                                  =======


                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1994 and 1993



     A reconciliation of income tax expense to the expected income tax expense [income (loss) before income taxes times the statutory tax rate of 34%] is as follows:

                                                                    ($000)
                                                                1994       1993
                                                               ------     ------
                  Income (loss) before income
                    taxes                                      $ 31      ($1,013)
                  Statutory federal income
                    tax rate                                     34%          34%
                                                               ----       ------
                  Expected income tax (benefit)                  11      (   344)

                  Dividends received
                    deduction                                 (  16)     (    30)
                  Alternative minimum tax                         -           55
                  State tax                                       3           73
                  Net gain on sale of majority
                    interest in disposed-of
                    subsidiary                                ( 129)           -
                  Valuation allowance                           114          410
                  Other, net                                     22            -
                                                               ----       ------
                   Provision for income tax                    $  5       $  164
                                                               ====       ======

     The Tax Reform Act of 1986 provides for a parallel tax system which requires the calculation of AMT and the payment of the higher of the regular income tax or AMT. The Company also has an AMT credit carryforward of approximately $107,000 which will be allowed as a credit carryover against regular tax in the future in the event the regular tax exceeds the AMT tax.

7.       COMMON STOCK

STOCK REPURCHASES

     In February and December 1993, the Company purchased 750,000 and 765,704 shares, respectively, of its common stock for an aggregate purchase price of $1,000,000 (approximately $1.33 per share) and $925,000 (approximately $1.21 per share), respectively. The sellers were stockholders of Sun Equities Corporation, the Company's principal stockholder. On September 22, 1993, the Company purchased 1,000,000 shares of its common stock from a stockholder at an aggregate purchase price of $2,175,000. The shares had been issued to the stockholder in June 1992 in connection with the acquisition of NorthCorp.

     As part of the acquisition and merger of NorthCorp by the Company, two officers of NorthCorp were paid an aggregate of $1,125,000, which was used to acquire 750,000 shares of the Company's stock ("Officer Shares"). The two officers of NorthCorp could each require the Company to repurchase 100,000 of the Officer Shares at $2 per share. The Company repurchased these shares in February 1994 in connection with the officers' resignations as officers and directors of NorthCorp. The Company repurchased an additional 175,000 of the Officer Shares from each of the two officers at $1.50 per share in the first quarter of 1994. The Company repurchased the remaining 200,000 Officer Shares at $1.50 per share during the second quarter of 1994.

                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1994 and 1993


     In February 1994, the Company announced a plan to purchase up to two million shares of the Company's common stock, subject to market conditions and other considerations. As of December 31, 1994, 475,963 shares had been acquired under this plan for an aggregate cost of $648,000.

     Including the repurchased shares referenced in the above paragraphs, the Company repurchased a total of 3,009,704 shares at an aggregate cost of approximately $5.0 million in 1993 and 1,225,963 shares at an aggregate cost of approximately $1.9 million in 1994.

STOCK OPTIONS

     In August 1991, the Board of Directors of the Company adopted a Non-Qualified Stock Option Plan (the "Plan"). Under the Plan, non-qualified options to purchase up to an aggregate of 500,000 shares of common stock of the Company may be granted by the Board of Directors to officers, directors and employees of the Company. Options will expire five years from date of grant and will be exercisable as to one-half of the shares on the date of grant of the option and as to the other half, on the first anniversary of the date of grant of the option.

     The following table summarizes option transactions under the Plan for the year ended December 31, 1994:

                                                                            Price
                                                          Shares            Range
                                                         --------          -------
             Options outstanding at
               December 31, 1992                          345,000           $1.3125 - $1.75
             Options granted in 1993                            -
             Options cancelled                                  -
             Options exercised                           (100,000)          $1.75
                                                          -------
             Options outstanding at
               December 31, 1993                          245,000           $1.3125 - $1.75
             Options granted                               10,000           $1.3125
             Options cancelled                                  -
             Options exercised                                  -
                                                          -------
             Options outstanding at
               December 31, 1994                          255,000           $1.3125 - $1.75
                                                          =======

     At December 31, 1994, there were 400,000 shares of common stock reserved for issuance under the option plan described above.

     In connection with the Madis acquisition, the Company issued to the former Madis shareholders options to acquire 250,000 shares of the Company's common stock at its approximate book value of $2.10 per share. Two senior executives of Madis were also given a total of 35,000 options on the same terms.

8.       COMPENSATION ARRANGEMENTS

     In April 1990, the Company entered into an employment and deferred compensation agreement (the "Agreement") with the Company's Chairman for an initial three-year term commencing on April 1, 1990 (the "Effective Date") at an annual salary of $185,000, which may be increased but not decreased at the discretion of the Board of Directors. In December 1992, the Board of Directors

                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1994 and 1993



voted unanimously to increase the Chairman's salary to $215,000 per annum effective December 1, 1992. The term is to be automatically extended one day for each day elapsed after the Effective Date. The Chairman may terminate his employment under the Agreement under certain conditions specified in the Agreement, and the Company may terminate the Chairman's employment under the Agreement for cause. In the event of the Chairman's death during the term of the Agreement, his beneficiary shall be paid a death benefit equal to $215,000 per year for three years payable in equal monthly installments. Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement, he shall be paid an annual disability payment equal to 80 percent of his base salary plus cash bonuses in effect at the time of the disability. Such disability payments shall continue until the Chairman attains the age of
70. The Company accrued approximately $35,000 in each of 1993 and 1994 for the contingent payments provided under the terms of the Agreement.

     In connection with the Madis acquisition, two employees were given employment agreements commencing January 3, 1995. The Chairman Emeritus of Madis entered into an employment contract with Madis for a three-year period at an annual salary of $100,000. The President of Madis entered into an employment agreement with Madis for a term of four years at an annual salary of $150,000. Both of the employment arrangements may be terminated for cause, as defined in the contract.


9.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

     The Chairman of the Company is the Chairman of a brokerage firm which provided investment services to the Company during the years ended December 31, 1994 and 1993. Brokerage commissions totalled approximately $51,000 in 1994 and $136,000 in 1993.

     Keck Mahin Cate & Koether ("KMC&K") performed substantial legal work for the Company and its affiliates. Aggregate fees and expenses billed to the Company and its subsidiaries were approximately $198,000 in 1993. Natalie I. Koether, Esq., a former partner of KMC&K, is the wife of the Chairman and President of the Company. Rosenman & Colin ("R&C") also performed legal work for the Company and its subsidiaries in 1993. Mrs. Koether has been of Counsel to R&C since November 1993. Aggregate fees and expenses billed to the Company and its subsidiaries in 1994 were approximately $615,000 and $119,000 in 1993. The 1994 professional fees represented work performed in association with the distribution of NorthCorp's shares to the Company's stockholders; the sale of NorthCorp; the proxy contests undertaken in connection with one of the Company's investments; and the acquisition of Madis.

     The  Chairman  of the  Company  is  also  the  President  of  Sun  Equities
Corporation ("Sun"). The Company reimburses Sun, the Company's principal stockholder, for the Company's proportionate share of the cost of certain group medical insurance and office supplies. Such reimbursements for the years ended December 31, 1994 and 1993 amounted to approximately $72,000 and $91,000, respectively. The Company rents office space on a month-to-month basis from an affiliate. Such rent expense was approximately $46,000 in 1994 and $55,000 in 1993.

                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1994 and 1993



     In June 1993, the Company purchased the residence of one of its officers for $387,000 as part of his relocation package for employment at NorthCorp. The Company reserved $77,000 against declines in the real estate market and property values. The residence was sold to another officer of the Company at approximately the net book value (which approximated market value) in December 1993. Neither officer is a director of the Company or NorthCorp.

     Madis leases a 125,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation ("Madis Affiliate") owned by the minority shareholders of Madis for $20,000, net, per month plus one per cent of the gross revenues of Madis up to an additional $200,000 per year over a term of five years expiring in December 1999 with renewal options for fifteen additional years. The Company believes this rental rate represents the fair market value. This facility includes a 20,000 square-foot office area; a 10,000 square-foot laboratory, manufacturing space of 70,000 square feet; and warehousing space of 25,000 square feet.

     In connection with the Merger, the Madis Affiliate borrowed $200,000 from the Company (the "First Loan") in 1994 and the Madis Affiliate and its shareholders borrowed $205,000 in 1995 from the Company (the "Second Loan"). Both Loans bear interest at the rate of 2% above the Citibank prime rate (but in no event more than 13%) and are collateralized by the Madis facility. The First Loan is repayable at $10,000 per month plus interest commencing February 1, 1995 until it is satisfied and thereafter the Second Loan will be repaid at the rate of $10,000 per month plus interest until it is satisfied.

     Madis also leases a warehouse facility in Teterboro, New Jersey for $100,000 per year from an unrelated party. The two-year lease has a renewal option for one three-year period at rates up to $130,000 per year.

Item 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                    PART III

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The five members of the current Board of Directors were elected at the 1994 Annual Meeting of Stockholders and will serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The Company's officers are elected by and serve at the leave of the Board.

     None of the executive officers of the Company is related to any other. There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected.

     The directors and executive officers of the Company at February 28, 1995 are as follows:

                                    Position and Office
                                    Presently Held with             Director
         NAME OF PERSON     AGE         THE COMPANY                  SINCE
         --------------     ---     -------------------             --------
         Paul O. Koether    58      Chairman, President             1988
                                    and Director of the
                                    Company; Chairman
                                    of Madis

         Richard M. Bossert 66      Director                        1990

         Mark W. Jaindl     35      Senior Vice President           1994
                                    and Director of the
                                    Company and Madis

         Alfredo Mena       42      Director                        1992

         William Mahomes    48      Director                        1993


     PAUL O. KOETHER is principally engaged in the following businesses: (i) the Company, as Chairman since April 1988, President since April 1989, a director since March 1988, and for more than five years as the Chairman and President of Sun Equities Corporation ("Sun"), a private, closely-held corporation which is the Company's principal stockholder; (ii) as Chairman of Madis Botanicals, Inc., ("Madis") since January 1995 and as a director since December 1994; (iii) as Chairman and director since July 1987 and President since October 1990 of Kent Financial Services, Inc. ("Kent") which engages in various financial services, including the operation of a retail brokerage business through its wholly-owned subsidiary, T. R. Winston & Company, Inc. ("Winston") and the general partner since 1990 of Shamrock Associates, an investment partnership which is the principal stockholder of Kent; (iv) various positions with affiliates of Kent, including Chairman since 1990 and a registered representative since 1989 of Winston; and (iv) since July 1992, as a director of American Metals, Inc., which is currently seeking to acquire an operating business. Prior to August 1994, Mr. Koether also served as an officer and director of NorthCorp.

     RICHARD M. BOSSERT is a construction engineer. For more than the past five years, Mr. Bossert has been the President and Chief Operating Officer of Sawyert Corporation which is engaged in industrial and commercial site construction and development.

     MARK W. JAINDL has served as Senior Vice President of the Company since June 1992 and as a director since October 1994. He is currently Senior Vice
President and a director of Madis since December 1994 and has served as a director of American Metals Service, Inc. since July 1992. From October 1991 to June 1992, he was self-employed as an investment consultant. From May 1982 to October 1991, he served as Chief Financial Officer of Jaindl Farms which is engaged in diversified businesses, including the operation of a 10,000-acre turkey farm, a mobile home park, Ford and John Deere dealerships, a private water company, and a grain operation. Mr. Jaindl also served as the Chief Financial Officer of Jaindl Land Company, a developer of residential, commercial and industrial properties in eastern Pennsylvania. Mr. Jaindl was a director of NorthCorp from June 1992 until September 1994 and was Interim President of NorthCorp from February 1994 until August 1994.

     ALFREDO MENA has served as a director of the Company since July 1992. He has been the President of CIA. Salvadorena de Inversiones, S.A. de C.V. since 1986 and had served as its Director and General Manager from 1974 to 1986. CIA. Salvadorena de Inversiones, S.A. de C.V. is engaged in coffee growing, processing and exporting. Mr. Mena is a citizen of El Salvador.

     WILLIAM MAHOMES, JR. is an attorney. Since 1994 he has been a partner of Locke Purnell Rain Harrell. From 1990 to 1994 he was a partner in the Dallas office of Baker & McKenzie. Prior to that, from 1987 to 1990, he served as Vice President and General Counsel of Pro-Line Corporation, which is engaged in the manufacture and distribution of hair care products. Mr. Mahomes currently serves on the Board of Directors of a variety of organizations, including the Bethlehem Foundation, The Salvation Army, MESBIC Financial Corporation, St. Philip's Academy, Dallas Black Chamber of Commerce, Dallas/Fort Worth International Airport and the Dallas Opera.

     ITEM 10. - EXECUTIVE COMPENSATION

     The table below sets forth for the years ended December 31, 1994, 1993 and 1992, the compensation of any person who, as of December 31, 1994, was the Chief Executive Officer of the Company or who was among the four most highly compensated executive officers of the Company other than the Chief Executive Officer with annual compensation in excess of $100,000 ("Executive Officers").



                                                                       Long-Term
              Name and                   ANNUAL COMPENSATION(1)(2)    COMPENSATION
         PRINCIPAL POSITION       YEAR   SALARY            BONUS       OPTIONS(#)      OTHER
         ------------------       ----   ------            -----     ------------      -----

         Paul O. Koether          1994   $215,000          $35,000           -         $    -
         Chairman, President      1993    215,000           50,000     200,000          2,250(3)
         and Chief Executive      1992    187,500           30,000           -          2,050(3)
         Officer of the Company
         and Chairman of Madis

         Mark W. Jaindl           1994   $120,692          $25,000          -          $    -
         Senior Vice President    1993    120,000           10,000     55,000               -
         and Director of the
         Company and Madis
         ----------------------------------------------------------

     (1) The Company has no bonus plan.

     (2) Certain Executive Officers received incidental personal benefits during the fiscal years covered by the table. The value of these incidental benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for any of the Executive Officers. Such amounts are excluded from the table.

     (3) Represents the amount of matching contributions made by the Company pursuant to a 401(k) plan.


     OPTIONS GRANTED

     Under the Company's 1991 Non-Qualified Stock Option Plan (the "Plan"), non-qualified options to purchase up to an aggregate of 500,000 shares of the Company's Common Stock may be granted by the Board of Directors to officers, directors and employees of the Company, its subsidiaries or parent. The exercise price for the shares may not be less than the fair market value of the Common Stock on the date of grant. Options will expire five years from the date of grant and will be exercisable as to one-half of the shares on the date of grant and as to the other half, after the first anniversary of the date of grant, or at such other time, or in such other installments as may be determined by the Board of Directors or a committee thereof at the time of grant. The options are non-transferable (other than by will or by operation of the laws of descent) and are exercisable generally only while the holder is employed by the Company or by a subsidiary or parent of the Company or, in the event of the holder's death or permanent disability while employed by the Company, within one year after such death or disability.

     The Company granted 10,000 options pursuant to the Plan to one of its executive officers in 1994 at an exercise price of $1.3125 per share, which was the market value of the Company's common stock on the date of grant.

     The Board of Directors repriced Mr. Jaindl's stock options in August, 1994 to $1.3125, which was the market value of the Company's stock on the day of repricing, in connection with his performance as the former acting president of NorthCorp.

     The table below contains information concerning the fiscal year-end value of unexercised options held by the Executive Officers. During 1993, Mr. Koether acquired 100,000 shares through the exercise of stock options at a price of $1.75 per share.

                                        FISCAL YEAR-END OPTIONS VALUES
                             ------------------------------------------------------
                                                            Value of Unexercised
                              Number of Unexercised             In-the-Money
                               Options at 12/31/94           Options at 12/31/94
         Name                Exercisable/Unexercisable    Exercisable/Unexercisable
         ----                -------------------------    -------------------------

         Paul O. Koether     100,000            -         $    -       $    -
         Mark W. Jaindl       55,000            -          5,625            -


     401(K) PLAN

     The Company has established a Retirement Savings Plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan permits employees of the sponsor to defer a portion of their compensation on a pre-tax basis. Employees who meet the 401(k) Plan's eligibility requirements may defer up to 15% of their compensation (base pay plus any bonuses and overtime) for the year. No participant, however, may have deferred more than $9,240 in 1994, which amount is indexed each year for inflation. The Company in previous years had elected to match an employee's contribution to the 401(k) Plan on the basis of 50% of the compensation an employee defers, however, as of June 1, 1993, the Company's matching election was discontinued. Federally mandated discrimination testing limits the amounts which highly paid employees may defer based on the amounts contributed by all other employees. Participant elective deferral accounts are fully vested and participant matching contribution accounts in the 401(k) Plan are vested in accordance with a graduated vesting schedule over a period of six years of service. All participant accounts in the 401(k) Plan are invested at the direction of the participants among several different types of funds offered by a large mutual fund management company selected by the Company. Distributions of account balances are normally made upon death, disability or termination of employment after normal retirement date (age 60) or early retirement date (age 55). However, distribution may be made at any time after an employee terminates employment. Participants may make withdrawals from their deferred accounts in the event of financial hardship but may not borrow from their accounts. Amounts payable to an employee are dependent on the employee's account balance, which is credited and debited with appropriate earnings, gains, expenses and losses of the underlying investment. Benefits are determined by contributions and investment performance over the entire period an employee participates in the 401(k) Plan. Payment is made in a single cash sum no later than sixty days following the close of the year in which the event giving rise to the distribution occurs.

     The Company does not have any other bonus, profit sharing, or compensation plans in effect.

     EMPLOYMENT AGREEMENT

     In April 1990 the Company entered into an employment agreement (the "Agreement") with Mr. Koether, the Company's Chairman, for an initial three-year term commencing on April 1, 1990 (the "Effective Date") at an annual salary of $185,000 ("Base Salary"), which may be increased but not decreased at the discretion of the Board of Directors. The term is to be automatically extended one day for each day elapsed after the Effective Date. In December 1992, the Board of Directors voted to increase the Chairman's Base Salary to $215,000 effective December 1, 1992.

     The Chairman may terminate his employment under the Agreement at any time for "good reason" (defined below) within 36 months after the date of a Change in Control (defined below) of the Company. Upon his termination, he shall be paid the greater of (i) the Base Salary and any bonuses payable under the Agreement through the expiration date of the Agreement or (ii) an amount equal to three times the average annual Base Salary and bonuses paid to him during the preceding five years.

     Change in Control is deemed to have occurred if (i) any individual or entity, other than individuals beneficially owning, directly or indirectly, common stock of the Company representing 30% or more of the Company's stock outstanding as of April 1, 1990, is or becomes the beneficial owner, directly or indirectly, of 30% or more of the Company's outstanding stock or (ii) individuals constituting the Board of Directors on April 1, 1990 ("Incumbent Board"), including any person subsequently elected to the Board whose election or nomination for election was approved by a vote of at least a majority of the Directors comprising the Incumbent Board, cease to constitute at least a majority of the Board. "Good reason" means a determination made solely by Mr. Koether, in good faith, that as a result of a Change in Control he may be adversely affected (i) in carrying out his duties and powers in the fashion he previously enjoyed or (ii) in his future prospects with the Company.

     Mr. Koether may also terminate his employment if the Company fails to perform its obligations under the Agreement (including any material change in Mr. Koether's duties, responsibilities and powers or the removal of his office to a location more than five miles from its current location) which failure is not cured within specified time periods.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 1995, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director, all current directors, and officers as a group:


                                         NUMBER OF SHARES               APPROXIMATE
NAME AND ADDRESS                          OF COMMON STOCK                 PERCENT
OF BENEFICIAL OWNER                     BENEFICIALLY OWNED               OF CLASS
-------------------                     ------------------              -----------

Paul O. Koether                           2,926,196(2)(3)                  37.70%
56 Pennbrook Road
Far Hills, N.J.  07931

Sun Equities Corporation                  2,234,296                        28.75%
376 Main Street
Bedminster, N.J.  07921

Richard M. Bossert                           16,000                            *
P.O. Box 209
Bedminster, N.J.  07921

Mark W. Jaindl                              136,220(4)                      1.76%
376 Main Street
Bedminster, N.J.  07921

William Mahomes, Jr.                              -                            *
2200 Ross Avenue, Suite 2700
Dallas, Texas  75201

Alfredo Mena                                  2,000                            *
P. O. Box 520656
Miami, Florida 33152

All directors and                         3,144,616(2)(5)                  40.52%
officers as a group
(6 persons)
------------------------------

*Represents less than one percent.


     (1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in this footnote or in other footnotes below. Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within sixty days: Paul O. Koether (100,000 shares); Richard M. Bossert (15,000 shares); Mark
W. Jaindl (55,000 shares) and all directors and officers as a group (250,000 shares).

     (2) Includes (a) 19,400 shares held by a trust for the benefit of Mr. Koether's daughter for which he serves as the sole trustee, and (b) 211,900 shares beneficially owned by his wife, including 100,000 shares owned by Emerald Partners of which she is the sole general partner, 2,000 shares owned by Sussex

Group, Inc. of which she is the President, a director and controlling stockholder, 25,000 shares which she has the right to acquire upon exercise of stock options and 2,000 shares held in custodial accounts. Mr. Koether may also be deemed to be the beneficial owner of the 2,234,296 shares owned by Sun, of which Mr. Koether is a principal stockholder and Chairman, and 182,000 shares held in discretionary accounts of certain of his brokerage customers. Mr. Koether disclaims beneficial ownership of all of the foregoing shares.

     (3) Includes 40,000 shares owned by Winston. Mr. Koether is an officer and director of Winston and of Kent, Winston's parent company, and may be deemed the beneficial owners of such shares. Mr. Koether disclaims such beneficial ownership.

     (4) Includes 11,720 shares held in Mr. Jaindl's IRA account and 4,000 shares held by a trust for the benefit of his son, for which Mr. Jaindl serves as a trustee.

     (5) Pursuant to a Stock Purchase Agreement dated January 23, 1990, certain stockholders, including two former directors and a former officer of the Company and their affiliates, have agreed to vote the shares of Common Stock which they may continue to hold in favor of management proposals.


     ITEM 12. -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company reimbursed Sun approximately $72,000 and $91,000 in 1994 and 1993, respectively, for the Company's proportionate share of certain general and administrative expenses.

     Keck Mahin Cate & Koether ("KMCK") performed substantial legal work for the Company and its affiliates. Aggregate fees and expenses billed to the Company and its subsidiaries were approximately $189,000 in 1993. Natalie I. Koether, Esq., a former partner of KMCK, is the wife of the Chairman and President of the Company. Rosen & Colin ("R&C") performed substantial legal work for the Company for which they billed the Company an aggregate of approximately $615,000 in 1994 and $119,000 in 1993. The 1994 professional fees represented work performed in association with the distribution of NorthCorp's shares to the Company's shareholders; the sale of NorthCorp in August 1994 to Crown Revenue; the proxy contests undertaken in connection with one of the Company's investments; and the acquisition of Madis in the fourth quarter of 1994. Mrs. Koether has been of Counsel to R&C since November 1993. See "Security Ownership of Officers, Directors and Certain Stockholders."

     In connection with the acquisition of NorthCorp in June 1992, the Company issued 80,000 shares of its common stock to Winston as a finder's fee. The transaction was introduced to the Company by an officer of Winston who was otherwise unaffiliated with the Company. Winston's parent company, Kent, may be deemed to be an affiliate of the Company. The Company paid brokerage commissions of approximately $51,000 in 1994 and $136,000 in 1993 to Winston in connection with the Company's purchases and sales of marketable securities.

                                    PART IV


     ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

Exhibit
NUMBER    EXHIBIT                                 METHOD OF FILING
-------   -------                                 ----------------
3.1       Restated Certificate of                 Incorporated by reference to
          Incorporation of the Company            Computer Memories Incorporated
                                                  Form 10-K for the year ended
                                                  March 31, 1987.

            (b)  Certificate of Amendment         Incorporated by reference to
                 of Restated Certificate of       Exhibit A to Computer Memories
                 Incorporation of the Company     Incorporated Proxy Statement
                                                  dated February 16, 1990.

            (c)  Certificate of Amendment         Incorporated by reference to
                 of Restated Certificate of       American Holdings, Inc.
                 Incorporation of the Company     Form 10-KSB for the year ended
                                                  December 31, 1992.

3.2       By-laws, as amended                     Incorporated by reference to
                                                  American Holdings, Inc.
                                                  Form 10-KSB for the year ended
                                                  December 31, 1992.

10.1      Stock Purchase Agreement, dated         Incorporated by reference to
          as of January 23, 1990, by and          Computer Memories Incorporated
          between The Leslie Group, Inc.,         Form 10-K for the year ended
          Messrs. Leslie, Heim and Butler,        December 31, 1990.
          the children of Mr. Butler and
          Computer Memories Incorporated.

10.2      Employment Agreement, dated as          Incorporated by reference to
          of April 6, 1990, by and between        Computer Memories Incorporated
          Computer Memories Incorporated          Form 10-Q for the quarter ended
          and Paul O. Koether                     June 30, 1990.


10.3      Agreement and Plan of Merger dated      Incorporated by reference to
          June 1, 1992 between CMIN Merger        Computer Memories Incorporated
          Co. and NorthCorp Realty                Form 8-K dated June 17, 1992.
          Advisors, Inc.

10.4      1991 Computer Memories Incorporated     Incorporated by reference to
          Non-Qualified Stock Option Plan         Exhibit A to Computer Memories
                                                  Incorporated Proxy Statement
                                                  dated July 7, 1992.

10.5      Agreement and Plan of Merger            Incorporated by reference to
          dated as of December, 1994.             American Holdings, Inc. Form
                                                  8-K dated January 18, 1995.

10.6      Employment Agreement with               Incorporated by reference to
          Dr. V. Madis, Chairman Emeritus         American Holdings, Inc. Form
          of Dr. Madis Laboratories, Inc.         8-K dated January 18, 1995.

10.7      Stock Purchase Agreement, dated         Incorporated by reference to
          as of September 22, 1993, by and        American Holdings, Inc. Form
          between the Company and Nancy           10-KSB for the year ended
          Nasher                                  December 31, 1993.

10.8      Severance Agreements among the          Incorporated by reference to
          Company, NorthCorp and Messrs.          American Holdings, Inc. Form
          Dorsey and Young, dated February        10-KSB for the year ended
          17, 1994                                December 31, 1993.


10.9      Employment Agreement with               Incorporated by reference to
          V. Madis, President of                  American Holdings, Inc.
          Dr. Madis Laboratories, Inc.            Form 8-K dated January 18, 1995.

10.10     Lease Agreement for premises of         Incorporated by reference to
          Dr. Madis Laboratories, Inc.            American Holdings, Inc.
          375 Huyler Street, South                Form 8-K dated January 18, 1995.
          Hackensack, New Jersey

10.11     Plan of Reorganization of               Incorporated by reference to
          Dr. Madis Laboratories, Inc.            American Holdings, Inc.
                                                  Form 8-K/A (Amendment No. 1)
                                                  dated March 17, 1995.

10.12     Disclosure Statement Related to         Incorporated by reference to
          Plan of Reorganization of               American Holdings, Inc.
          Dr. Madis Laboratories, Inc.            Form 8-K/A (Amendment No. 1)
                                                  dated March 17, 1995.


21.       Subsidiaries of the Registrant          Filed herewith.

27.       Financial Data Schedule                 Filed herewith.


(b)  Reports on Form 8-K

     None.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMERICAN HOLDINGS, INC.


March 30, 1995                               By:    /S/ PAUL O. KOETHER
                                             Paul O. Koether
                                             Chairman of the Board
                                             and President


                                             By:    /S/ MARK L. KOSCINSKI
                                             Mark L. Koscinski
                                             Vice President
                                             (Principal Financial and
                                             Accounting Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       CAPACITY                        DATE
---------                       --------                        ----

/S/ PAUL O. KOETHER             Chairman of the Board           March 30, 1995
-------------------------       President, and Director
Paul O. Koether                 (Principal Executive
                                Officer)

                                 Director                       March 30, 1995
-------------------------
Richard M. Bossert


/S/ WILLIAM MAHOMES, JR.         Director                       March 30, 1995
-------------------------


/S/ ALFREDO MENA                 Director                       March 30, 1995
-------------------------
Alfredo Mena


/S/ MARK W. JAINDL               Senior Vice President          March 30, 1995
-------------------------        and Director
Mark W. Jaindl