Form 10KSB/A
period 1994-12-31
AMERICAN HOLDINGS INC /DE/
filed 1995-04-06
CIK 356446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                AMENDMENT NO. 1
MARK ONE:

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

         Transitional Small Business Disclosure Format:  Yes [ ]   No [X]


     The purpose of this amendment is to correct minor errors which occurred within the Form 10-KSB during the Edgar formatting process. This document is being filed in its entirety.

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


     In connection with the Merger, the Madis Affiliate borrowed $200,000 from the Company (the "First Loan") in 1995 and the Madis Affiliate and its shareholders borrowed $205,000 in 1994 from the Company (the "Second Loan"). Both Loans bear interest at the rate of 2% above the Citibank prime rate (but in no event more than 13%) and are collateralized by the Madis facility. The First Loan is repayable at $10,000 per month plus interest commencing February 1, 1995 until it is satisfied and thereafter the Second Loan will be repaid at the rate of $10,000 per month plus interest until it is satisfied.


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



/s/ Deloitte & Touche LLP
- -------------------------
DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 20, 1995.

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

                                AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              (continued)
                                              (IN 000'S)


                                                                                                Unrealized      Total
                                Total                Additional                                 losses on       Stock-
                                Shares      Common    Paid-In   Accumulated   Treasury  Stock   Sec. Avail.     Holders'
                              Outstanding    Stock    Capital     Deficit      Shares    Cost    For Sale       Equity
                              -----------   ------   ---------- -----------   --------  -----   -----------     --------
Balance, December 31, 1993 ... 10,849       $108      $49,469   ($26,846)      1,897   ($3,330)    $  -         $19,401

Unrealized gains on
 securities available for
 sale at January 1, 1994......      -          -            -          -           -         -       68              68

Change in unrealized
 losses in securities
 available for sale ..........      -          -            -          -           -         -    ( 810)       (    810)

Net income ...................      -          -            -         26           -         -        -              26

Distribution of NorthCorp
  shares .....................      -          -     (    897)         -           -         -        -        (    897)

Purchase of treasury stock ...      -          -            -          -         759   ( 1,217)       -        (  1,217)

Common stock subject to
 put agreement ...............      -          -            -          -           -       400        -             400

Cancellation of treasury
     stock ...................( 2,656)     (  26)    (  4,121)         -      (2,656)    4,147        -               -

Repurchase and cancella-
  tion of common stock .......(   467)     (   5)    (    651)         -           -         -        -        (    656)
                               ------       ----      -------    -------       -----    ------     ----         -------


Balance, December 31, 1994 ...  7,726       $ 77      $43,800   ($26,820)          -    $    -    ($742)        $16,315
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
                                                                  =======


                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1994 and 1993



     A reconciliation of income tax expense to the expected income tax expense [income (loss) before income taxes times the statutory tax rate of 34%] is as follows:

                                                                    ($000)
                                                                1994       1993
                                                               ------     ------

                  Income (loss) before income
                    taxes                                      $ 31      ($1,013)
                  Statutory federal income
                    tax rate                                     34%          34%
                                                               ----       ------
                  Expected income tax (benefit)                  11      (   345)

                  Dividends received
                    deduction                                 (  16)     (    30)
                  Alternative minimum tax                         -           55
                  State tax                                       3           73
                  Net gain on sale of majority
                    interest in disposed-of
                    subsidiary                                ( 129)           -
                  Valuation allowance                           114          411
                  Other, net                                     22            -
                                                               ----       ------
                   Provision for income tax                    $  5       $  164
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

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 1995, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director, all current directors, and officers as a group:



                                         NUMBER OF SHARES               APPROXIMATE
NAME AND ADDRESS                          OF COMMON STOCK                 PERCENT
OF BENEFICIAL OWNER                     BENEFICIALLY OWNED(1)            OF CLASS
- -------------------                     ------------------              -----------


Paul O. Koether                           2,926,196(2)(3)                  37.70%
56 Pennbrook Road
Far Hills, N.J.  07931

Sun Equities Corporation                  2,234,296                        28.75%
376 Main Street
Bedminster, N.J.  07921

Richard M. Bossert                           16,000                            *
P.O. Box 209
Bedminster, N.J.  07921

Mark W. Jaindl                              136,220(4)                      1.76%
376 Main Street
Bedminster, N.J.  07921

William Mahomes, Jr.                              -                            *
2200 Ross Avenue, Suite 2700
Dallas, Texas  75201

Alfredo Mena                                  2,000                            *
P. O. Box 520656
Miami, Florida 33152

All directors and                         3,144,616(2)(5)                  40.52%
officers as a group
(6 persons)
- ------------------------------

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


     Keck Mahin Cate & Koether ("KMCK") performed substantial legal work for the Company and its affiliates. Aggregate fees and expenses billed to the Company and its subsidiaries were approximately $189,000 in 1993. Natalie I. Koether, Esq., a former partner of KMCK, is the wife of the Chairman and President of the Company. Rosenman & Colin ("R&C") performed substantial legal work for the Company for which they billed the Company an aggregate of approximately $615,000 in 1994 and $119,000 in 1993. The 1994 professional fees represented work performed in association with the distribution of NorthCorp's shares to the Company's shareholders; the sale of NorthCorp in August 1994 to Crown Revenue; the proxy contests undertaken in connection with one of the Company's investments; and the acquisition of Madis in the fourth quarter of 1994. Mrs. Koether has been of Counsel to R&C since November 1993. See "Security Ownership of Officers, Directors and Certain Stockholders."


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

                                    PART IV


     ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

Exhibit
NUMBER    EXHIBIT                                 METHOD OF FILING
- -------   -------                                 ----------------
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

SIGNATURE                       CAPACITY                        DATE
- ---------                       --------                        ----

/S/ PAUL O. KOETHER             Chairman of the Board           March 30, 1995
- -------------------------       President, and Director
Paul O. Koether                 (Principal Executive
                                Officer)


                                 Director
- -------------------------
Richard M. Bossert



/S/ WILLIAM MAHOMES, JR.         Director                       March 30, 1995
- -------------------------


/S/ ALFREDO MENA                 Director                       March 30, 1995
- -------------------------
Alfredo Mena


/S/ MARK W. JAINDL               Senior Vice President          March 30, 1995
- -------------------------        and Director
Mark W. Jaindl