Form 10QSB
period 1995-03-31
AMERICAN HOLDINGS INC /DE/
filed 1995-05-12
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  MARCH 31, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-10566


                            AMERICAN HOLDINGS, INC.
       (Exact name of small business issuer as specified in its charter)


                 DELAWARE                                95-3419191
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

                 376 MAIN STREET, BEDMINSTER, NEW JERSEY 07921
                    (Address of principal executive offices)


                                 (908) 234-9220
                          (Issuer's telephone number)

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of April 30, 1995, the issuer had 7,705,235 shares of its common stock, par value $.01 per share, outstanding. Transitional Small Business Disclosure Format (check one): Yes ______ No X

PART I  - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 ($000 Omitted)

                                                           March 31,
                                                             1995
                                                           ---------
ASSETS
Cash and cash equivalents ...............................   $ 9,099
U.S. Treasury securities ................................     1,938
Trading securities ......................................       794
Accounts receivable, net of
  allowance for uncollectible
  accounts and returns and
  allowances of $102 ....................................       847
Inventories .............................................     1,426
Other current assets ....................................       308
                                                            -------
  Total current assets ..................................    14,412
                                                            -------
Securities available-for-sale ...........................     1,351
Furniture and equipment, net ............................       305
Notes receivable from affiliates ........................       423
Goodwill ................................................     2,330
Other assets ............................................        58
                                                            -------
   Total assets .........................................   $18,879
                                                            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ........................................   $   358
Accrued expenses ........................................     2,047
                                                            -------
   Total current liabilities ............................     2,405
                                                            -------
Stockholders' equity:
Common stock, par value $.01;
 30,000,000 shares authorized;
 7,705,235 shares issued
 and outstanding ........................................        77
Additional paid-in capital ..............................    43,770
Accumulated deficit .....................................  ( 26,750)
Unrealized losses on securities
 available-for-sale .....................................  (    623)
                                                            -------
   Total stockholders' equity ...........................    16,474
                                                            -------
   Total liabilities and
     stockholders' equity ...............................   $18,879
                                                            =======

          See accompanying notes to consolidated financial statements.

                    AMERICAN HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     ($000 Omitted, except per share data)

                                                       Three Months Ended
                                                             MARCH 31,
                                                       1995            1994
                                                     -------         -------
Revenues:
  Sales ...........................................  $ 1,609         $     -
  Equity in earnings of disposed-of
   subsidiary .....................................        -             294
  Net gains on marketable securities ..............        6              17
  Interest, dividend and other income .............      205             177
                                                     -------         -------
     Total revenues ...............................    1,820             488
                                                     -------         -------

Expenses:
  Cost of goods sold ..............................    1,024               -
  Personnel .......................................      401             168
  Professional fees ...............................       86             151
  Other ...........................................      216             107
                                                     -------         -------
     Total expenses ...............................    1,727             426
                                                     -------         -------

Income before income taxes ........................       93              62
Provision for income taxes ........................       23              42
                                                     -------         -------
Net income ........................................  $    70         $    20
                                                     =======         =======

Net income per share ..............................  $   .01         $     -
                                                     =======         =======

Weighted average shares outstanding
  (in 000's)  .....................................    7,725           8,683
                                                     =======         =======




          See accompanying notes to consolidated financial statements.

                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 ($000 Omitted)

                                                        THREE MONTHS ENDED MARCH 31,
                                                           1995             1994
                                                         --------         --------
Cash flows from operating activities:
   Net income ........................................   $    70          $     20
   Adjustments:
      Net trading securities and
       U.S. Treasury securities
       transactions ..................................  (  1,621)              157
      Change in inventories ..........................        33                 -
      Depreciation and amortization ..................        61               282
      Change in other receivables ....................  (     85)        (     925)
      Change in accounts payable and
       other accruals ................................  (    680)              138
      Change in accrued income taxes .................        24         (       5)
      Other, net .....................................  (     28)        (     148)
                                                         -------          --------
   Net cash used in operating activities .............  (  2,226)        (     481)
                                                         -------          --------

 Cash flows from investing activities:
      Purchase of a business less cash
       acquired ......................................  (  2,019)                -
      Purchase of furniture and equipment, net .......  (     44)        (      11)
      Proceeds from sale of securities
       available-for-sale ............................         -                 4
      Purchase of securities available-for-sale ......  (     16)        (   1,070)
      Repayment of loans from former
       employees and affiliates ......................        10               360
                                                         -------          --------
   Net cash used in investing
     activities .................................  ...  (  2,069)        (     717)
                                                         -------          --------
Cash flows from financing activities:
      Repurchase of common stock .....................  (     31)        (     948)
      Other, net .....................................  (      2)                -
                                                         -------          --------
   Net cash used in financing
    activities .......................................  (     33)        (     948)
                                                         -------          --------
Net decrease in cash and cash
 equivalents .........................................  (  4,328)        (   2,146)
Cash and cash equivalents at beginning
 of period ...........................................    13,427            17,909
                                                         -------          --------
Cash and cash equivalents at end of
 period ..............................................   $ 9,099          $ 15,763
                                                         =======          ========

          See accompanying notes to consolidated financial statements.

                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994

                                  (UNAUDITED)


1. GENERAL

     The accompanying unaudited consolidated financial statements of American Holdings, Inc. (the "Company") as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

     Certain reclassifications have been made in the 1994 consolidated financial statements to conform to presentations in the 1995 consolidated financial statements. Such reclassifications have no effect on stockholders' equity or on results of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The  consolidated  financial  statements  include the  accounts of American
Holdings,   Inc.  (the  "Company")  and  its  wholly-owned   subsidiaries  after
elimination of all material intercompany accounts and transactions.

     The results of operations of NorthCorp Realty Advisors, Inc. ("NorthCorp") are included in the Consolidated Statements of Operations as equity in the earnings of disposed-of subsidiary through the date of disposition in 1994.

     The acquisition of an 80 percent interest in Madis Botanicals, Inc. ("Madis") occurred on January 3, 1995 and was accounted for using the purchase method. In accordance with Accounting Principles Board Opinion No. 16, the purchase price will be allocated to the acquired assets and liabilities. The Company has preliminarily allocated the purchase price, which is subject to final determination after additional information is obtained.

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

     INVENTORIES

     Merchandise inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

     FURNITURE AND EQUIPMENT

     The Company records all furniture and equipment at cost. Depreciation is computed using the straight-line and double-declining balance methods over the related estimated useful life of the asset. Gains or losses on dispositions of furniture and equipment are included in operating results.

     GOODWILL

     Goodwill resulting from the acquisition of Madis is being amortized over 15 years using the straight-line method.

3.      PROFORMA CONSOLIDATED CONDENSED FINANCIAL INFORMATION

     The proforma consolidated condensed financial information reflects the disposition of NorthCorp and the Washington, D.C. office of the Company (the "Disposition") had the Disposition taken place on January 1, 1994. The financial information also includes the operations of Madis as if the acquisition had taken place on the same date.

     The proforma financial information is not intended to reflect results of operations which would have actually resulted had these transactions been effected on the dates indicated. Moreover, this proforma financial data is not intended to be indicative of results of operations which may be attained in the future.

                    American Holdings, Inc. and Subsidiaries
                        Proforma Consolidated Condensed
                             Financial Information
                           For the Three Months Ended
                                 March 31, 1994
                                   (in $000's)


           Revenues .......................................   $ 4,464

           Income before income taxes .....................   $   190

           Net income .....................................   $   166

           Net income per share ...........................   $   .02

4.      MARKETABLE SECURITIES

     At March 31, 1995, marketable securities consisted of the following (in $000's):


                                                 Gross     Gross
                                    Amortized   Holding   Holding     Fair
                                       Cost      Gains     Losses     Value
                                    ---------   -------   -------     -----
         Trading securities:
           Corporate debt
             securities ...........  $  191      $   9     $   -     $  200
           Equity securities ......     643          8        57        594
                                     ------      -----     -----     ------
               Total ..............     834         17        57        794
                                     ------      -----     -----     ------

         Available-for-sale:
           Equity securities ......   1,974         25       648      1,351
                                     ------      -----     -----     ------

               Total marketable
                   securities .....  $2,808      $  42     $ 705     $2,145
                                     ======      =====     =====     ======


     The realized gains and unrealized losses on trading securities included in the results of operations for the quarter ended March 31, 1995, were $9,000 and $3,000, respectively. The unrealized gains on trading securities included in the results of operations for the first quarter of 1994 were $19,000. The unrealized losses on securities available-for-sale included as a separate component of consolidated stockholders' equity were approximately $623,000 at March 31, 1995.

5.       INVENTORIES

     Inventories are comprised of the following (in $000's):


             Raw materials                               $   159
             Work in process                                 199
             Finished goods                                1,068
                                                         -------
                   Total inventory                       $ 1,426
                                                         =======

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

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

     On August 4, 1994, the Company sold substantially all of its remaining interest in NorthCorp (the "Sale") to Mr. R. E. Roark and NorthCorp for approximately $1.5 million. Mr. Roark was the sole shareholder of Crown Revenue Services, Inc. ("Crown"), a Resolution Trust Corporation contractor. As part of the transaction, Crown was reorganized as a subsidiary of NorthCorp. NorthCorp also assumed the lease of the Company's Washington D.C. office and the employment contract of one of the Company's executive officers.

     NorthCorp's results of operations have been included in the consolidated financial statements through the date of sale in 1994 as equity in the earnings of disposed-of subsidiary.

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

     Two principal shareholders of Madis, who were also executive officers, received employment agreements under which one will serve as chairman emeritus of the surviving corporation for a period of three years at an annual salary of $100,000 and the other will serve as president for a period of four years at an annual salary of $150,000. The premises occupied by the surviving corporation are leased from the former Madis shareholders at an annual rent of $240,000, net, plus 1% of gross revenues up to an additional $200,000 per annum. The Company believes the rental represents the fair market value.

PROFORMA CONSOLIDATED CONDENSED FINANCIAL INFORMATION

     Proforma consolidated condensed financial information is included in Note 3 of Notes to Consolidated Financial Statements. The proforma information reflects the disposition of NorthCorp and the Washington D.C. office of the Company (the "Disposition") had the Disposition taken place on January 1, 1994. The results of operations also include the operations of Madis as if the acquisition of Madis had taken place on the same date.

     The proforma financial information is not intended to reflect results of operations which would have actually resulted had these transactions been effected on the dates indicated. Moreover, this proforma financial data is not intended to be indicative of results of operations which may be attained in the future.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1995, the Company had cash and cash equivalents of $9.1 million. Cash equivalents of $8.8 million consisted of U.S. Treasury bills with a maturity of less than three months and yields ranging between 5.53% and 5.99%. The Company also had U.S. Treasury securities of $1.9 million with maturities in August 1995 with a weighted average yield of 6.43%, and trading securities with a current market value of approximately $.8 million at March 31, 1995. The

Company had net working  capital of $12.0  million and had no funded  debt.
The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

     In connection with the acquisition of NorthCorp by the Company in 1992, two officers of NorthCorp were paid an aggregate of $1,125,000 by NorthCorp, which was used to acquire an aggregate of 750,000 shares of Company stock ("Officer Shares"). In addition, the Company advanced $180,000 to each of the officers to pay federal income taxes resulting from this cash payment. The advances bore interest at the minimum rate allowed under the Internal Revenue Code and were secured by their shares of the Company's common stock.

     The advances and accrued interest were repaid by the officers from the proceeds of a partial sale of the Officer Shares to the Company in February, 1994, in connection with their resignation as officers and directors of NorthCorp. The remaining shares were subsequently repurchased from the officers in 1994.

     Including the aforementioned shares, the Company repurchased 733,508 shares of its common stock at an aggregate cost of $1,183,000 in the first quarter of 1994 and 20,926 shares at an aggregate cost of $30,500 in the first quarter of
1995.   All shares purchased in 1994 and 1995 have been returned to the status of authorized but unissued shares.

     Net cash of approximately $2.2 million was used in operations in the first quarter of 1995. Net purchases of marketable securities and U.S. Treasury securities with maturities greater than three months of $1.6 million and decreases in current liabilities of $.7 million, principally at Madis, accounted for this use of cash.

     In the first quarter of 1994, net cash of approximately $481,000 was used in operations. The principal reason for this use of cash was a receivable from broker at March 31, 1994 due to the sale of marketable securities of approximately $1 million. This receivable was converted into cash equivalents shortly after quarter end.

RESULTS OF OPERATIONS

     The Company's operations resulted in net income of $70,000 in the first quarter of 1995, compared to $20,000 in the comparable period of 1994. The consolidated results of operations in 1994 reflect the equity in earnings of NorthCorp.

     Madis had sales of $1.6 million and $1.7 million in the first quarter of 1995 and 1994, respectively. The cost of goods sold was $1.0 million in 1995, compared to $1.1 million in 1994. As a consequence, gross margin was $.6 million in the first quarter of 1995 and 1994. Since the acquisition of Madis was accounted for as a purchase, the results of operations of Madis have been included in the consolidated financial statements since January 3, 1995, the date of the acquisition. Financial information of Madis from the first quarter of 1994 has been included only for comparison purposes.

     Interest, dividend and other income was $205,000 in the first quarter of 1995, an increase of $28,000, or 15.8%, from the $177,000 recorded in the comparable period in 1994. Interest income was $163,000 in 1995, an increase of $43,000, or 35.8%, from the $120,000 recorded in 1994. This increase was due to higher prevailing interest rates in 1995 compared to 1994. Dividend income was $42,000 in 1995 compared to $1,000 in 1994. The increase in dividends was due to a change in portfolio composition. All other income decreased from $56,000 in 1994 to zero in 1995. In 1994 all other income was revenue from the Washington D.C. office of the Company, which was disposed of on August 4, 1994.

     In the first quarter of 1995, the Company recorded net gains on marketable securities of $6,000, compared to net gains of $17,000 in 1994. Net gains on marketable securities in 1995 are composed of realized gains of $9,000 and unrealized losses of $3,000, compared to realized losses of $2,000 and unrealized gains of $19,000 in the first quarter of 1994. A charge to stockholders' equity of $742,000 was recorded in 1994 to reflect the decrease in market value of securities available for sale. The unrealized losses on securities held for sale was decreased by $119,000 in 1995 to reflect an increase in the market value of these securities. This net charge was related primarily to the Company's investment in a real estate investment trust ("REIT"). The Company had undertaken two proxy contests to protect its investment in the REIT. The decrease in net gains on marketable securities was due to the changes in portfolio composition and general market conditions.

     Personnel expenses were $401,000 in the first quarter of 1995, compared to $168,000 in the comparable quarter of 1994. This increase was due almost entirely to the acquisition of Madis. Professional fees were $86,000 in the first quarter of 1995, a decrease of $65,000 from the first quarter of 1994. Professional fees were incurred in the latter quarter in a proxy contest in connection with the Company's investment in the REIT. The professional fees in 1995 were incurred primarily in the operations of Madis. Other expenses also increased by $109,000 due principally to the acquisition of Madis. Included in this number is the amortization of goodwill of $39,000.

 PART II - OTHER INFORMATION


 ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS - None


         (b)      REPORTS ON FORM 8-K

         A current report on Form 8-K was filed by the Company on January 18, 1995, in connection with the acquisition of Madis. Amendment No. 1 to this Form 8-K (Form 8-K/A) was filed on March 17, 1995. Amendment No.
         1 contained the audited financial statements of Dr. Madis Laboratories, Inc., the predecessor to Madis, as of and for the two years ended December 31, 1994, as well as the required proforma consolidated condensed financial information required under Item 7 of Form 8-K.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMERICAN HOLDINGS, INC.






         Dated:  May 12, 1995           By: /S/ MARK L. KOSCINSKI
                                        ------------------------------
                                        Mark L. Koscinski
                                        Vice President and
                                        Chief Accounting Officer