Form 10QSB
period 1995-06-30
AMERICAN HOLDINGS INC /DE/
filed 1995-08-14
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  JUNE 30, 1995

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 1995, the issuer had 7,704,969 shares of its common stock, par value $.01 per share, outstanding.

     Transitional  Small  Business Disclosure Format (check one):
 Yes ______ No X

PART I  - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 ($000 Omitted)

                                                            June 30,
                                                             1995
                                                           ---------
ASSETS
Cash and cash equivalents ...............................   $ 8,542
U.S. Treasury securities ................................     1,938
Trading securities ......................................     1,003
Accounts receivable, net of
  allowance for uncollectible
  accounts and returns and
  allowances of $93  ....................................       756
Inventories, net ........................................     1,599
Other current assets ....................................       374
                                                            -------
  Total current assets ..................................    14,212
                                                            -------
Securities available-for-sale ...........................     1,478
Furniture and equipment, net ............................       343
Notes receivable from affiliates ........................       470
Goodwill ................................................     2,414
Other assets ............................................        57
                                                            -------
   Total assets .........................................   $18,974
                                                            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ........................................   $   374
Accrued expenses ........................................     1,924
                                                            -------
   Total current liabilities ............................     2,298
                                                            -------
Stockholders' equity:
Common stock, par value $.01;
 30,000,000 shares authorized;
 7,704,969 shares issued
 and outstanding ........................................        77
Additional paid-in capital ..............................    43,769
Accumulated deficit .....................................  ( 26,662)
Unrealized losses on securities
 available-for-sale .....................................  (    508)
                                                            -------
   Total stockholders' equity ...........................    16,676
                                                            -------
   Total liabilities and
     stockholders' equity ...............................   $18,974
                                                            =======

          See accompanying notes to consolidated financial statements.

                    AMERICAN HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     ($000 Omitted, except per share data)

                                                       Three Months Ended
                                                              June 30,
                                                       1995            1994
                                                     -------         -------
Revenues:
  Sales ...........................................  $ 1,669         $     -
  Equity in earnings of disposed-of
   subsidiary .....................................        -             171
  Net gains on marketable securities ..............      136              38
  Interest, dividend and other income .............      211             199
                                                     -------         -------
     Total revenues ...............................    2,016             408
                                                     -------         -------

Expenses:
  Cost of goods sold ..............................      943               -
  Personnel .......................................      363             158
  Professional fees ...............................      236             122
  Other ...........................................      364             120
                                                     -------         -------
     Total expenses ...............................    1,906             400
                                                     -------         -------

Income before income taxes ........................      110               8
Provision for income taxes ........................       22              22
                                                     -------         -------
Net income (loss)..................................  $    88        ($    14)
                                                     =======         =======

Net income per share ..............................  $   .01         $     -
                                                     =======         =======

Weighted average shares outstanding
  (in 000's)  .....................................    7,705           8,116
                                                     =======         =======




          See accompanying notes to consolidated financial statements.

                    AMERICAN HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     ($000 Omitted, except per share data)

                                                        Six Months Ended
                                                              June 30,
                                                       1995            1994
                                                     -------         -------
Revenues:
  Sales ...........................................  $ 3,278         $     -
  Equity in earnings of disposed-of
   subsidiary .....................................        -             465
  Net gains on marketable securities ..............      142              55
  Interest, dividend and other income .............      416             376
                                                     -------         -------
     Total revenues ...............................    3,836             896
                                                     -------         -------

Expenses:
  Cost of goods sold ..............................    1,967               -
  Personnel .......................................      764             326
  Professional fees ...............................      322             273
  Other ...........................................      580             227
                                                     -------         -------
     Total expenses ...............................    3,633             826
                                                     -------         -------

Income before income taxes ........................      203              70
Provision for income taxes ........................       45              64
                                                     -------         -------
Net income ........................................  $   158         $     6
                                                     =======         =======

Net income per share ..............................  $   .02         $     -
                                                     =======         =======

Weighted average shares outstanding
  (in 000's)  .....................................    7,712           8,398
                                                     =======         =======




          See accompanying notes to consolidated financial statements.

                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 ($000 Omitted)

                                                          Six Months Ended June 30,
                                                           1995             1994
                                                         --------         --------
Cash flows from operating activities:
   Net income ........................................   $   158          $      6
   Adjustments:
      Depreciation and amortization ..................       129               402
      Net trading securities and
       U.S. Treasury securities
       transactions ..................................  (  1,717)        (   1,394)
      Change in inventories ..........................  (    140)                -
      Change in receivables ..........................  (    130)        (     323)
      Change in accounts payable and
       other accruals ................................  (    782)        (     156)
      Change in accrued income taxes .................        24         (     213)
      Other, net .....................................  (     73)               29
                                                         -------          --------
   Net cash used in operating activities .............  (  2,531)        (   1,649)
                                                         -------          --------

 Cash flows from investing activities:
      Purchase of a business less cash
       acquired ......................................  (  2,144)                -
      Purchase of furniture and equipment, net .......  (    110)        (      17)
      Proceeds from sale of securities
       available-for-sale ............................         -                69
      Purchase of securities available-for-sale ......  (     28)        (   1,447)
      Repayment of loans from former
       employees and affiliates ......................        50               360
      Other, net .....................................  (     86)                -
                                                         -------          --------
   Net cash used in investing
     activities .................................  ...  (  2,318)        (   1,035)
                                                         -------          --------
Cash flows from financing activities:
      Repurchase of common stock .....................  (     31)        (   1,558)
      Other, net .....................................  (      5)                -
                                                         -------          --------
   Net cash used in financing
    activities .......................................  (     36)        (   1,558)
                                                         -------          --------
Net decrease in cash and cash
 equivalents .........................................  (  4,885)        (   4,242)
Cash and cash equivalents at beginning
 of period ...........................................    13,427            17,909
                                                         -------          --------
Cash and cash equivalents at end of
 period ..............................................   $ 8,542          $ 13,667
                                                         =======          ========

          See accompanying notes to consolidated financial statements.

                    AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1994

                                  (UNAUDITED)



1.       General
         -------

     The accompanying unaudited consolidated financial statements of American Holdings, Inc. (the "Company") as of June 30, 1995 and for the three and six month periods ended June 30, 1995 and 1994 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

     The results of operations for the three and six month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire year or any other period.

     Certain reclassifications have been made in the 1994 consolidated financial statements to conform to presentations in the 1995 consolidated financial statements. Such reclassifications have no effect on stockholders' equity or on results of operations.

2.       Summary of Significant Accounting Policies
         ------------------------------------------

         Basis of Presentation
         ---------------------

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

     The acquisition of an 80 percent interest in Madis Botanicals, Inc. ("Madis") occurred on January 3, 1995 and was accounted for using the purchase method. The Company acquired an additional 3% interest in Madis in April, 1995. In accordance with Accounting Principles Board Opinion No. 16, the purchase price will be allocated to the acquired assets and liabilities. The Company has preliminarily allocated the purchase price, which is subject to final determination after additional information is obtained.

         Cash and Cash Equivalents
         -------------------------

     Cash and cash equivalents consist primarily of cash on hand, cash in banks and treasury bills purchased with an original maturity of three months or less.

         Marketable Securities
         ---------------------

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

         Inventories
         -----------

     Merchandise inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

         Furniture and Equipment
         -----------------------

     The Company records all furniture and equipment at cost. Depreciation is computed using the straight-line and double-declining balance methods over the related estimated useful life of the asset. Gains or losses on dispositions of furniture and equipment are included in operating results.

         Goodwill
         --------

     Goodwill resulting from the acquisition of Madis is being amortized over 15 years using the straight-line method.

3.       Proforma Consolidated Condensed Financial Information
         -----------------------------------------------------

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



                      American Holdings, Inc. and Subsidiaries
                           Proforma Consolidated Condensed
                                  Financial Information
                                 For the Six Months Ended
                                      June 30, 1994
                                       (in $000's)



        Revenues ................................................ $ 3,396

        Income before income taxes .............................. $   138

        Net income .............................................. $   135

        Net income per share .................................... $   .02



4.       Marketable Securities
         ---------------------
     At June 30, 1995, marketable securities consisted of the following (in $000's):


                                                   Gross            Gross
                                Amortized         Holding          Holding            Fair
                                  Cost             Gains           Losses            Value
                                ---------         -------          -------           -----

         Trading securities:
           Corporate debt
             securities          $  191            $  27            $   -            $  218
           Equity securities        765               22                2               785
                                 ------            -----            -----            ------
              Total                 956               49                2             1,003
                                 ------            -----            -----            ------

         Available-for-sale:
           Equity securities      1,986               17              525             1,478
                                 ------            -----            -----            ------

              Total marketable
                securities       $2,942            $  66            $ 527            $2,481
                                 ======            =====            =====            ======


     Realized gains of $49,000 and $58,000 on trading securities were included in the results of operations for the three and six months ended June 30, 1995, while unrealized gains were $87,000 and $84,000 during the respective 1995 periods. The unrealized gains on trading securities included in the results of operations for the three and six months ended June 30, 1994 were $4,000 and $22,000, respectively. The unrealized losses on securities available-for-sale included as a separate component of consolidated stockholders' equity were approximately $508,000 at June 30, 1995.

5.       Inventories
         -----------

         Inventories are comprised of the following (in $000's):

           Raw materials .................................. $   256
           Work-in-process ................................     163
           Finished goods .................................   1,180
                                                            -------
             Total inventory .............................. $ 1,599
                                                            =======


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

         Disposition of a Subsidiary
         ---------------------------

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

         Acquisition of Madis Botanicals, Inc.
         -------------------------------------

     On January 3, 1995, the Company's wholly-owned subsidiary merged (the "Merger") with Dr. Madis Laboratories, Inc., a New Jersey corporation located in South Hackensack, New Jersey. The surviving corporation in the Merger operates under the name of Madis Botanicals, Inc. ("Madis"). Madis is owned 83% by the Company and 17% by the former shareholders of Madis. In addition, the Company issued to the former Madis shareholders options to acquire 250,000 shares of the Company's common stock at its approximate book value of $2.10 per share. Madis, a manufacturer of botanical extracts, had sales of approximately $6.0 million and income before reorganization items and income taxes of $731,000 in 1994 compared to sales of $5.2 million and income before reorganization items and income taxes of $594,000 in 1993.

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

     Two principal shareholders of Madis, who were also executive officers, received employment agreements under which one serves as chairman emeritus of the surviving corporation for a period of three years at an annual salary of $100,000 and the other serves as president for a period of four years at an annual salary of $150,000. The premises occupied by the surviving corporation are leased from the former Madis shareholders at an annual rent of $240,000, net, plus 1% of gross revenues up to an additional $200,000 per annum. The Company believes the rental represents the fair market value.

         Proforma Consolidated Condensed Financial Information
         -----------------------------------------------------

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

         Liquidity and Capital Resources
         -------------------------------
     At June 30, 1995, the Company had cash and cash equivalents of $8.5 million. Cash equivalents of $8.3 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 5.5% and 5.8%. The Company also had U.S. Treasury securities of $1.9 million maturing in August 1995 with a weighted average yield of 6.4%, and trading securities with a current market value of approximately $1.0 million at June 30, 1995. The Company had net working capital of $11.9 million and had no funded debt. The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

     In connection with the acquisition of NorthCorp in 1992 by the Company, two officers of NorthCorp were paid an aggregate of $1,125,000 by NorthCorp, which was used to acquire an aggregate of 750,000 shares of Company stock ("Officer Shares"). In addition, the Company advanced $180,000 to each of the officers to pay federal income taxes resulting from this cash payment. The advances bore interest at the minimum rate allowed under the Internal Revenue Code and were secured by their shares of the Company's common stock.

     The advances and accrued interest were repaid by the officers from the proceeds of a partial sale of the Officer Shares to the Company in February, 1994, in connection with their resignation as officers and directors of NorthCorp. The remaining shares were subsequently repurchased from the officers in 1994.

     The Company repurchased 266 and 21,192 shares of its common stock at an aggregate purchase price of $380 and $30,700 during the three and six months ended June 30, 1995, respectively. During the comparable periods in 1994, the Company repurchased 270,000 and 1,003,508 shares at an aggregate cost of $395,000 and $1,578,000. Of this amount, $20,000 was included in accounts payable at June 30, 1994. All shares purchased in 1994 and 1995 have been returned to the status of authorized but unissued shares.

     Net cash of approximately $2.5 million was used in operations for the six months ended June 30, 1995. Net purchases of marketable securities and U.S. Treasury securities with maturities greater than three months of $1.7 million and decreases in current liabilities of $.8 million, principally at Madis, accounted for this use of cash.

     For the six months ended June 30, 1994, net cash of approximately $1.6 was used in operations. The principal reason for this use of cash was net purchases of marketable securities and U.S. Treasury securities with maturities greater than three months of $1.4 million.

         Results of Operations
         ---------------------

     The Company's operations resulted in net income of $88,000, or $.01 per share, for the three months ended June 30, 1995, compared to a net loss of $14,000 for the comparable period in 1994. For the six months ended June 30, 1995, net income was $158,000, or $.02 per share, compared to net income of $6,000 for the comparable period in the prior year. The consolidated results of operations in 1994 include the equity in earnings of NorthCorp.

     Madis had sales of $1.7 million and $3.3 million for the three and six months ended June 30, 1995, respectively, compared to $1.4 million and $3.1 million for the same periods in 1994. For the three and six months ended June 30, 1995, the cost of goods sold was $.9 million and $2.0 million, respectively, and remained consistent with 1994 levels. Gross margin was $.8 million and $1.3 million for the three and six months ended June 30, 1995, compared to $.5 million and $1.1 million for the respective periods in 1994. Since the acquisition of Madis was accounted for as a purchase, the results of operations of Madis have been included in the consolidated financial statements since January 3, 1995, the date of acquisition. Financial information of Madis from 1994 has been included for comparison purposes only.

     For the three and six months ended June 30, 1995, the Company recorded net gains on marketable securities of $136,000 and $142,000, respectively, compared to $38,000 and $55,000 for the same periods in 1994. Net gains on marketable securities for the six-month periods in 1995 and 1994, respectively, are composed of realized gains of $58,000 and $33,000 and unrealized gains of $84,000 and $22,000. The increase in net gains on marketable securities was due to the changes in portfolio composition and general market conditions. A charge to stockholders' equity of $742,000 was recorded in 1994 to reflect the decrease in market value of securities available-for-sale. The unrealized losses on securities held-for-sale decreased by $234,000 in the first six months of 1995 ($115,000 in the quarter ended June 30, 1995) to $508,000 at June 30, 1995, reflecting an increase in the market value of these securities. This net charge related primarily to the Company's investment in a real estate investment trust ("REIT"). The Company had undertaken two proxy contests to protect its investment in the REIT.

     Interest, dividend and other income was $211,000 and $416,000 for the three and six months ended June 30, 1995, respectively, compared to $199,000 and $376,000 for the three and six months ended June 30, 1994. Interest income was $333,000 during the six-month period in 1995, an increase of $71,000 from the $262,000 recorded in the comparable period of 1994. This increase was due to higher average interest rates on the Company's cash equivalents and U.S. Treasury securities and interest on notes receivable from affiliates. Dividend income for the six-month period was $77,000 in 1995 compared to $2,000 in 1994. The increase in dividends was due to a change in portfolio composition. All other income decreased from $112,000 in the six months ended June 30, 1994 to $6,000 in 1995. In 1994 all other income was primarily comprised of revenue from the Washington D.C. office of the Company which was disposed of on August 4, 1994.

     Personnel expenses were $.4 million and $.8 million during the three and six months ended June 30, 1995 compared to $.2 million and $.3 million in the comparable periods in 1994. This increase was predominantly due to the acquisi-tion of Madis. Professional fees were $.2 million and $.3 million during the three and six month periods in 1995, compared to $.1 million and $.3 million in the three and six month periods in 1994. The professional fees in 1995 were incurred primarily in the operations of Madis. Professional fees incurred in the 1994 periods were due to a proxy contest in connection with the Company's REIT investment and the distribution of NorthCorp common stock to the stockholders of the Company. Other expenses increased in the quarter and six months ended June 30, 1995 compared to the 1994 periods due principally to the acquisition of Madis. Other expenses include the amortization of goodwill of approximately $41,000 and $80,000 for the three and six months ended June 30, 1995.

         PART II - OTHER INFORMATION


         Item 6. - Exhibits and Reports on Form 8-K
         -------   --------------------------------

         (a)      Exhibits
                  --------

                  27. Financial Data Schedule for the six months ended June 30,
                      1995.


         (b)      Reports on Form 8-K
                  -------------------

                  No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                        SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AMERICAN HOLDINGS, INC.






Dated:  August 11, 1995                  By:  /s/ Mark Koscinski
                                              -----------------------
                                              Mark Koscinski
                                              Vice President and
                                              Chief Accounting Officer