Form 10QSB
period 1995-09-30
PURE WORLD INC
filed 1995-11-13
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  September 30, 1995

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-10566


                                Pure World, Inc.
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

                            American Holdings, Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 1995, the issuer had 7,704,957 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes _____ No X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements

                       PURE WORLD, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)
                                 (000 Omitted)

                                                              September 30,
                                                                  1995
                                                              -------------

ASSETS
Cash and cash equivalents                                        $ 9,649
Trading securities                                                 1,348
Accounts receivable, net of allowance
  for uncollectible accounts and
  returns and allowances of $96                                      802
Inventories, net                                                   1,721
Other current assets                                                 259
                                                                 -------
                 Total current assets                             13,779
                                                                 -------
Securities available-for-sale                                      1,801
Furniture and equipment, net                                         378
Notes receivable from affiliates                                     453
Goodwill                                                           2,374
Other assets                                                         373
                                                                 -------
                 Total assets                                    $19,158
                                                                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Accounts payable                                        $   344
         Accrued expenses                                          1,814
                                                                 -------
                 Total current liabilities                         2,158
                                                                 -------
Stockholders' equity:
         Common stock, par value $.01;
          30,000,000 shares authorized;
          7,704,969 shares issued                                     77
         Additional paid-in capital                               43,769
         Accumulated deficit                                     (26,654)
         Unrealized losses on securities
           available-for-sale                                    (   192)
                                                                 -------
                 Total stockholders' equity                       17,000
                                                                 -------
                 Total liabilities and stockholders'
                   equity                                        $19,158
                                                                 =======



                     See accompanying notes to consolidated
                             financial statements.

                       PURE WORLD, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                      (000 Omitted, except per share data)


                                                          Three Months Ended
                                                              September 30,
                                                      --------------------------
                                                       1995                 1994
                                                      ------               ------

Revenues:
         Sales                                       $ 1,360              $     -
         Net gain on sale of majority interest
           in disposed-of subsidiary                       -                  378
         Net gains (losses) on marketable
           securities                                    108              (     7)
         Interest, dividend and other income             186                  277
                                                     -------              -------
                 Total revenues                        1,654                  648
                                                     -------              -------

Expenses:
         Cost of goods sold                              844                    -
         Personnel                                       326                  253
         Professional fees                               234                  279
         Other                                           240                   42
                                                     -------              -------
                 Total expenses                        1,644                  574
                                                     -------              -------

Income before income taxes                                10                   74
Provision for income taxes                                 2                    -
                                                     -------              -------
Net income                                           $     8              $    74
                                                     =======              =======

Net income per share                                 $     -              $   .01
                                                     =======              =======

Weighted average shares outstanding
  (in 000's)                                           7,957                7,871
                                                     =======              =======


                     See accompanying notes to consolidated
                             financial statements.

                       PURE WORLD, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                      (000 Omitted, except per share data)


                                                        Nine Months Ended
                                                           September 30,
                                                       -------------------
                                                     1995                  1994
                                                    ------                ------

Revenues:
         Sales                                      $ 4,638              $     -
         Equity in earnings of disposed-of
           subsidiary                                     -                  464
         Net gain on sale of majority interest
           in disposed-of subsidiary                      -                  378
         Net gains on marketable securities             250                   48
         Interest, dividend and other income            602                  653
                                                    -------              -------
                 Total revenues                       5,490                1,543
                                                    -------              -------

Expenses:
         Cost of goods sold                           2,811                    -
         Personnel                                    1,090                  579
         Professional fees                              556                  552
         Other                                          820                  268
                                                    -------              -------
                 Total expenses                       5,277                1,399
                                                    -------              -------

Income before income taxes                              213                  144
Provision for income taxes                               47                   64
                                                    -------              -------
Net income                                          $   166              $    80
                                                    =======              =======

Net income per share                                $   .02              $   .01
                                                    =======              =======

Weighted average shares outstanding
  (in 000's)                                          7,752                8,247
                                                    =======              =======


                     See accompanying notes to consolidated
                             financial statements.

                       PURE WORLD, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (000 Omitted)

                                                             Nine Months Ended
                                                                September 30,
                                                             -----------------
                                                       1995                    1994
                                                     -------                 --------

Cash flows from operating activities:
         Net income                                  $   166                 $    80
         Adjustments:
                 Net gain on sale of majority
                   interest in disposed-of
                   subsidiary                              -                 (   378)
                 Depreciation and amortization           200                       9
                 Net trading securities and
                   U.S. Treasury securities
                   transactions                      (   389)                ( 6,565)
                 Change in inventories               (   262)                      -
                 Change in receivables               (    52)                      -
                 Change in accounts payable and
                   other accruals                    (   898)                      -
                 Other, net                               60                     244
                                                     -------                 -------
                    Net cash used in operating
                     activities                      ( 1,175)                ( 6,610)
                                                     -------                 -------

Cash flows from investing activities:
                 Purchase of a business less cash
                   acquired                          ( 2,128)                      -
                 Proceeds from sale of subsidiary          -                   1,500
                 Purchase of furniture and
                   equipment, net                    (   176)                (     6)
                 Proceeds from sale of securities
                   available-for-sale                      -                      69
                 Purchase of securities available-
                   for-sale                          (   227)                ( 1,470)
                 Repayment of loans from former
                   employees and affiliates               50                     360
                 Other, net                          (    86)                (   250)
                                                     -------                 -------
                    Net cash provided by (used in)
                     investing activities            ( 2,567)                    203
                                                     -------                 -------

Cash flows from financing activities:
                 Repurchase of common stock          (    31)                ( 1,797)
                 Other, net                          (     5)                      -
                                                     -------                 -------
                    Net cash used in financing
                     activities                      (    36)                ( 1,797)
                                                     -------                 -------
                    Net decrease in cash and cash
                     equivalents                     ( 3,778)                ( 8,204)

Cash and cash equivalents at beginning
  of period                                           13,427                  16,483
                                                     -------                 -------
Cash and cash equivalents at end of
  period                                             $ 9,649                 $ 8,279
                                                     =======                 =======

                     See accompanying notes to consolidated
                             financial statements.

                       PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)


1.       General

         The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries (the "Company"), formerly American Holdings, Inc., as of September 30, 1995 and for the three and nine month periods ended September 30, 1995 and 1994 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

         The results of operations for the three and nine month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire year or any other period.

         Certain reclassifications have been made in the 1994 consolidated financial statements to conform to presentations in the 1995 consolidated financial statements. Such reclassifications have no effect on stockholders' equity or on the results of operations.

2.       Summary of Significant Accounting Policies

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions.

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


                       Pure World, Inc. and Subsidiaries
                        Proforma Consolidated Condensed
                             Financial Information
                           For the Nine Months Ended
                               September 30, 1994
                                   (in 000's)



         Revenues                                       $ 4,644

         Income (loss) before
            income taxes                                $(  246)

         Net loss                                       $(  300)

         Net loss per share                             $(  .04)


4.       Marketable Securities

         At September 30, 1995, marketable securities consisted of the following (in 000's):

                                                   Gross       Gross
                                    Amortized     Holding     Holding     Fair
                                       Cost        Gains      Losses      Value
                                    ---------     -------     -------     -----

         Trading securities:
           Corporate debt
             securities              $  165        $  29       $   -     $  194
           Equity securities          1,099           55           -      1,154
                                     ------        -----       -----     ------
                 Total                1,264           84           -      1,348
                                     ------        -----       -----     ------

         Available-for-sale:
           Equity securities          1,993           11         203      1,801
                                     ------        -----       -----     ------

                 Total marketable
                       securities    $3,257        $  95       $ 203     $3,149
                                     ======        =====       =====     ======


         Realized gains of $71,000 and $129,000, as well as unrealized gains of $37,000 and $121,000 on trading securities were included in the results of operations for the three and nine months ended September 30, 1995, respectively. The unrealized losses and gains on trading securities included in the results of operations for the three and nine months ended September 30, 1994 were $18,000 and $4,000, respectively. The unrealized losses on securities available-for-sale included as a separate component of consolidated stockholders' equity were approximately $192,000 at September 30, 1995.

5.       Inventories

         Inventories are comprised of the following (in 000's):

             Raw materials                               $   260
             Work-in-process                                 161
             Finished goods                                1,300
                                                         -------
                        Total inventories                $ 1,721
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

         On August 4, 1994, the Company sold substantially all of its remaining interest in NorthCorp (the "Sale") to Mr. R. E. Roark and NorthCorp for approximately $1.5 million. Mr. Roark was the sole shareholder of Crown Revenue Services, Inc. ("Crown"), a Resolution Trust Corporation con-tractor. As part of the transaction, Crown was reorganized as a subsidiary of NorthCorp. NorthCorp also assumed the lease of the Company's Washington D.C. office and the employment contract of one of the Company's executive officers.

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

         The Merger was effected in connection with a Plan of Reorganization (the "Plan") filed by Madis in Chapter 11 proceedings under the Federal Bankruptcy Law. Under the terms of the Merger, the Company financed the Plan which provided for the payment to the creditors of $3.4 million, of which approximately $2.1 million was advanced by the Company and approximately $900,000 was paid by Madis from funds on hand. The balance of the predecessor corporation's indebtedness was assumed by the surviving corporation and will be paid as due from working capital or by the Company in the event of any deficiency.

         Two principal shareholders of Madis, who were also executive officers, received employment agreements under which one serves as chairman emeritus of the surviving corporation for a period of three years at an annual salary of $100,000 and the other serves as vice-chairman for a period of four years at an annual salary of $150,000. The premises occupied by the surviving corporation are leased from the former Madis shareholders at an annual rent of $240,000, net, plus 1% of gross revenues up to an additional $200,000 per annum. The Company believes the rental represents the fair market value.


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


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1995, the Company had cash and cash equivalents of $9.6 million. Cash equivalents of $9.4 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 5.32% and 5.57%. The Company also had trading securities with a current market value of approximately $1.3 million at September 30, 1995. The Company had net working capital of $11.6 million and no funded debt. The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

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

         The Company did not repurchase any shares of its common stock during the three-month period ended September 30, 1995, but did repurchase 21,192 shares of its common stock at an aggregate purchase price of $31,000 during the nine months ended September 30, 1995. During the comparable periods in 1994, the Company repurchased 165,013 and 1,168,653 shares at an aggregate cost of $219,000 and $1,797,000, re-spectively. All shares repurchased have been returned to the status of authorized but unissued.

         Net cash of approximately $1.2 million was used in operations for the nine months ended September 30, 1995. Net purchases of marketable securities and U.S. Treasury securities with maturities greater than three months of $.4 million and decreases in current liabilities of $.9 million, principally at Madis, accounted for this use of cash.

         For the nine months ended September 30, 1994, net cash of approximately $6.6 million was used in operations. Net purchases of marketable securities and U.S. Treasury securities with maturities greater than three months of $6.6 million were the principal reason for this decrease.


RESULTS OF OPERATIONS

         The Company had net income of $8,000 for the three months ended September 30, 1995 compared to net income of $74,000 for the comparable period in 1994. For the nine months ended September 30, 1995, net income was $166,000, or $.02 per share, compared to net income of $80,000, or $.01 per share, for the comparable period in the prior year. The consolidated results of operations in 1994 include the equity in earnings of NorthCorp and the net gain on sale of disposed-of subsidiary.

         Madis had sales of $1.4 million and $4.6 million for the three and nine months ended September 30, 1995, respectively, compared to $1.5 million and $4.6 million for the same periods in 1994. For the three and nine months ended September 30, 1995, the cost of goods sold was $.8 million and $2.8 million, respectively, compared to $1.0 million and $3.0 million for the same periods in 1994. Gross margin was $.6 million and $1.8 million for the three and nine months ended September 30, 1995, compared to $.5 million and $1.6 million for the respective periods in 1994. Since the acquisition of Madis was accounted for as a purchase, the results of operations of Madis have been included in the consolidated financial statements since January 3, 1995, the date of acquisition. Financial information of Madis from 1994 has been included for comparison purposes only.

         For the three and nine months ended September 30, 1995, the Company recorded net gains on marketable securities of $108,000 and $250,000, respectively, compared to a net loss of $7,000 and a net gain of $48,000 for the same periods in 1994. Net gains on marketable securities for the nine-month periods in 1995 and 1994, respectively, are composed of realized gains of $129,000 and $44,000 and unrealized gains of $121,000 and $4,000. The increase in net gains on marketable securities was due to the changes in portfolio composition and general market conditions. A charge to stockholders' equity of $742,000 was recorded in 1994 to reflect the decrease in market value of securities available-for-sale. The unrealized losses on securities held-for-sale decreased by $550,000 in the first nine months of 1995 ($316,000 in the quarter ended September 30, 1995) to $192,000 at September 30, 1995, reflecting an increase in the market value of these securities. This net charge related primarily to the Company's investment in a real estate investment trust ("REIT"). The Company had undertaken two proxy contests to protect its investment in the REIT.

         Interest, dividend and other income was $186,000 and $602,000 for the three and nine months ended September 30, 1995, respectively, compared to $277,000 and $653,000 for the three and nine months ended September 30, 1994. Interest income was $488,000 during the nine month period in 1995, an increase of $57,000 from the $431,000 recorded in the comparable period of 1994. This increase was due to higher average interest rates on the Company's cash equivalents and U.S. Treasury securities and interest on notes receivable from affiliates. Dividend income for the nine-month period was $108,000 in 1995 compared to $10,000 in 1994. The increase in dividends was due to a change in portfolio composition. All other income decreased from $212,000 in the nine months ended September 30, 1994 to $6,000 in 1995. In 1994 all other income was primarily comprised of revenue from the Washington D.C. office of the Company which was disposed of in August, 1994.

         Personnel expenses were $.3 million and $1.1 million during the three and nine months ended September 30, 1995, respectively, compared to $.3 million and $.6 million in the comparable periods in 1994. This in-crease was predominantly due to the acquisition of Madis. Professional fees were $.2 million and $.6 million during the three and nine month periods in 1995, compared to $.3 million and $.6 million in the three and nine month periods in 1994. The professional fees in 1995 were incurred primarily in the operations of Madis. Professional fees incur-red in the 1994 periods were due to proxy contests in connection with the Company's REIT investment and the distribution of NorthCorp common stock to the stockholders of the Company. Other expenses increased in the three and nine months ended September 30, 1995 compared to the 1994 periods due principally to the acquisition of Madis. Other expenses include the amortization of goodwill of approximately $40,000 and $120,000 for the three and nine months ended September 30, 1995.

PART II - OTHER INFORMATION


Item 4. - Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on September 27, 1995. All nominees to the Company's Board of Directors were elected.

          The following is a vote tabulation for all nominees:

                                                For           Withheld
                                             ---------        --------

             Paul O. Koether                 6,881,495          21,005
             Richard M. Bossert              6,881,459          21,041
             Mark W. Jaindl                  6,881,576          20,924
             William Mahomes, Jr.            6,881,086          21,414
             Alfredo Mena                    6,881,545          20,955

          At the Annual Meeting, the stockholders also voted to approve the amendment to the Certificate of Incorporation of American Holdings, Inc. to change the corporate name to Pure World, Inc.


Item 6. - Exhibits and Reports on Form 8-K

          (a)      Exhibits

          27. Financial Data Schedule for the nine months ended September 30, 1995.


          (b)      Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PURE WORLD, INC.



         Dated:  November 13, 1995           By:  /s/ Mark Koscinski
                                             ------------------------
                                             Senior Vice President and
                                             Chief Accounting Officer