Form 10KSB
period 1995-12-31
PURE WORLD INC
filed 1996-03-28
CIK 356446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
         For the fiscal year ended December 31, 1995

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
         For the  transition  period from ________________ to _________________.

                         Commission file number 0-10566

               PURE WORLD, INC. (FORMERLY AMERICAN HOLDINGS, INC.)
                 (Name of small business issuer in its charter)

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

                     Common Stock, par value $.01 per share



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenues for the fiscal year ended December 31, 1995 were approximately $7.5 million.

         At February 29, 1996, there were 7,704,957 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of such stock on such date as reported by NASDAQ, was approximately $14,900,000.


         Transitional Small Business Disclosure Format  Yes ____  No  X

                                    PART I


ITEM 1. - DESCRIPTION OF BUSINESS

DISPOSITION OF A SUBSIDIARY

         On September 21, 1993, the Board of Directors of Pure World, Inc. (the "Company" or "Pure World") approved the distribution of the common stock of NorthCorp Realty Advisors, Inc. ("NorthCorp"), a real estate asset manager and a wholly-owned subsidiary of the Company, to all holders of the Company's outstanding common stock (the "Distribution"). Under the plan of distribution, the Company declared a dividend of one share of NorthCorp common stock outstanding for every two shares of the Company's common stock outstanding on the record date of the Distribution, July 8, 1994. At the date of the Distribution (July 11, 1994), 8,250,000 shares of NorthCorp common stock were outstanding. Approximately 4,000,000 shares, or 48% of NorthCorp's common stock were distributed to the stockholders of the Company.

     On August 4, 1994, the Company sold substantially all of its remaining interest in NorthCorp to Mr. R. E. Roark and NorthCorp for approximately $1.5 million. Mr. Roark was the sole shareholder of Crown Revenue Services, Inc. ("Crown"), a real estate asset manager. As part of the transaction, Crown was reorganized as a subsidiary of NorthCorp. NorthCorp also assumed the lease of the Company's Washington D.C. office and the employment contract of one of the Company's executive officers.

ACQUISITION OF MADIS BOTANICALS, INC.

         The Company manufactures natural products through its 83% owned subsidiary, Madis Botanicals, Inc. ("Madis"). On January 3, 1995, a wholly-owned subsidiary of the Company merged (the "Merger") with Dr. Madis Laboratories, Inc. (subsequently renamed Madis Botanicals, Inc.), a New Jersey corporation located in South Hackensack, New Jersey. The surviving corporation is owned 83% by the Company and 17% by the former shareholders of Madis. The Merger was effected in connection with a Plan of Reorganization (the "Plan") filed by the predecessor corporation in Chapter 11 proceedings under the Federal Bankruptcy Law. Under the terms of the Merger, the Company financed the Plan which provided for the payment of $3.2 million, of which approximately $2.3 million was advanced by the Company and approximately $900,000 was paid by Madis from funds on hand. The balance of the predecessor corporation's indebtedness was assumed by the surviving corporation and will be paid as due from working capital or by the Company in the event of any deficiency.

         Madis had sales of $6.2 million, $6.0 million and $5.2 million in 1995, 1994, and 1993, respectively. The natural product industry is very competitive, but is not dominated to any significant degree by any one producer. Madis has been operating continuously in this industry since 1959 and has developed expertise in the manufacturing of hundreds of natural products. Madis products, sold throughout the world, include flavor extracts, aloe, oleoresins and glycolic extracts. Madis also provides custom manufacturing, spray-drying and blending services for customers.

         Madis obtains raw materials from a variety of sources and is not dependent on any one supplier.

         Madis is regulated by the Food and Drug Administration ("FDA") and the New Jersey Department of Health in matters of cleanliness, labeling and manufacturing practices. Madis is also regulated by the Occupational Safety and Health Administration in matters of general safety in the operation of its manufacturing facility, and the Bureau of Alcohol, Tobacco and Firearms in its use of alcohol in its production process. The United States Department of Agriculture may also inspect the raw materials used in production.

     Madis is a member in good standing of the Institute of Food Technologies, the Cosmetic Toiletries and Fragrance Association, the Society of Cosmetic
Chemists, the Aloe Council, the Synthetic Organic Chemical Manufacturing Association and the National Nutritional Foods Association. The Madis production facilities are certified by the FDA for food and pharmaceutical production and have kosher-product certification.

EMPLOYEES

         At February 29, 1996, the Company had 50 full-time employees, 42 of whom were employed by Madis.


ITEM 2. - DESCRIPTION OF PROPERTY

         On February 1, 1994, the Company entered into a five-year lease agreement with an affiliate for 1,700 square feet of office space at a monthly rate of approximately $3,600. Prior to that date, the Company leased the same space from the affiliate on a month-to-month basis.

         Madis leases a 125,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation (the "Madis Affiliate") owned by the minority shareholders of Madis for $20,000 per month, net, plus one percent of the gross revenues of Madis up to an additional $200,000 per annum. The lease has a term of five years and expires in December 1999 with renewal options for fifteen additional years. The Company believes this rental rate represents the fair market value of the lease. This facility includes a 20,000 square-foot office area; a 10,000 square-foot laboratory; manufacturing space of 70,000 square feet; and warehousing space of 25,000 square feet.

         In connection with the Merger, the Madis Affiliate borrowed $200,000 from the Company (the "First Loan") in 1995, and the Madis Affiliate and its shareholders borrowed $205,000 in 1994 from the Company (the "Second Loan"). Both Loans bear interest at the rate of 2% above the Citibank prime rate (but in no event more than 13%) and are collateralized by the Madis facility. The First Loan is repayable at $10,000 per month plus interest commencing February 1, 1995 until it is satisfied, and thereafter the Second Loan will be repaid at the rate of $10,000 per month plus interest until it is satisfied. The First Loan and Second Loan have principal balances of approximately $90,000 and $205,000, respectively, as of December 31, 1995.

         Madis also leases a warehouse facility in Teterboro, New Jersey for $120,000 per year from an unrelated party. The lease has a two-year term with a renewal option for one three-year period at rates up to $130,000 per year.


ITEM 3.  - LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

         In connection with the Plan, Madis was required to undertake up to $280,000 in costs to perform specified remedial environmental activities at the South Hackensack facility, including the removal of certain underground storage tanks, which was accomplished during 1995. The remaining accrued liability at December 31, 1995 was approximately $179,000. The Company believes this accrued liability will be sufficient to perform all required remaining remediation activity.

OTHER

         The Company is involved from time to time in various lawsuits that arise in the course of its business and the outcome of which, if adverse, would not have a material affect on the financial condition and results of operations of the Company.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II


ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         At February 29, 1996, the Company had approximately 3,000 stockholders of record. The Company's common stock currently trades on the NASDAQ/National Market System under the symbol "PURW."

         The following table sets forth the high and low closing prices for the common stock for the periods indicated, as reported by NASDAQ on the National Market System.

         Calendar Quarter Ended:
                                                        High              Low
                                                       ------            -----
         1995

                  March 31 ........................  $ 1 3/4           $ 1 3/8
                  June 30 .........................    1 15/16           1 7/16
                  September 30 ....................    3 1/2             1 7/8
                  December 31 .....................    3 1/16            1 7/8

         1994

                  March 31 ........................  $ 1 17/32         $ 1 3/8
                  June 30 .........................    1 1/2             1 11/32
                  September 30 ....................    1 5/16            1 5/16
                  December 31 .....................    1 5/8             1 9/32


         The Company distributed one share of NorthCorp common stock for every two shares of the Company's common stock outstanding on the record date of the distribution, July 8, 1994. At the date of the Distribution (July 11, 1994), 8,250,000 shares of NorthCorp common stock were outstanding. Approximately 4 million shares, or 48%, of NorthCorp's common stock were distributed to the stockholders of the Company. This distribution was not taxable to the stockholders of the Company, assuming the individual shareholder's cost basis in the shares of the Company exceeded the fair market value of the shares of NorthCorp at the date of distribution.

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

     On August 4, 1994, the Company sold substantially all of its remaining interest in NorthCorp ("the Sale") to Mr. R. E. Roark and NorthCorp for approximately $1.5 million. Mr. Roark was the sole shareholder of Crown Revenue Services, Inc. ("Crown"), a real estate asset manager. As part of the transaction, Crown was reorganized as a subsidiary of NorthCorp. NorthCorp also assumed the lease of the Company's Washington, D.C. office and the employment contract of one of the Company's executive officers. The net gain on sale was $378,000.

         NorthCorp's results of operations have been included in the consolidated financial statements through the date of sale in 1994 as equity in the earnings of disposed-of subsidiary. Since its acquisition in June 1992 and until the date of sale, NorthCorp made dividends and payments under a tax-sharing agreement to the Company aggregating approximately $4.9 million.

ACQUISITION OF MADIS BOTANICALS, INC.

         On January  3, 1995,  one of the  Company's  wholly-owned  subsidiaries merged (the "Merger") with Dr. Madis Laboratories, Inc., a New Jersey corporation located in South Hackensack, New Jersey. The surviving corporation in the Merger operates under the name of Madis Botanicals, Inc. ("Madis") and is owned 83% by the Company and 17% by the former shareholders of Madis. In addition, the Company issued to the former Madis shareholders options to acquire 250,000 shares of the Company's Common Stock at its approximate fair value of $2.10 per share. Madis, a manufacturer of natural products, had sales of approximately $6.0 million in 1994 and $6.2 million in 1995.

         The Merger was effected in connection with a Plan of Reorganization (the "Plan") filed by the predecessor corporation in Chapter 11 proceedings under the Federal Bankruptcy Law. The Plan was confirmed on November 29, 1994 by the United States Bankruptcy Court in Newark, New Jersey. Under the terms of the Merger, the Company financed the Plan which provided for the payment to the creditors of $3.2 million, of which approximately $2.3 million was advanced by the Company and approximately $900,000 was paid by Madis from funds on hand. The balance of the predecessor corporation's indebtedness was assumed by the surviving corporation and will be paid as due from working capital or by the Company in the event of any deficiency.

         Two principal shareholders of Madis, who were also executive officers, received employment agreements under which one will serve as Chairman Emeritus of the surviving corporation for a period of three years at an annual salary of $100,000 and the other will serve as an executive officer for a period of four years at an annual salary of $150,000. The premises occupied by the surviving corporation will be leased from a corporation owned by the former Madis shareholders at an annual rent of $240,000, net, plus 1% of gross revenues up to an additional $200,000 per annum. The Company believes the rental represents the fair market value.

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

         The proforma financial information is not intended to reflect results of operations which would have actually resulted had these transactions been effected on the dates indicated. Moreover, this proforma financial information is not intended to be indicative of results of operations which may be attained in the future. This information should be read in conjunction with the audited historical consolidated financial statements contained in this Form 10-KSB.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1995, the Company had cash and cash equivalents of $9.4 million. Cash equivalents consisted of treasury bills with maturities of less than three months and yields of approximately 5.4 percent. Cash and cash equivalents of $3.2 million were used for the acquisition of Madis. The Company also had marketable securities with a current market value of approximately $3.7 million at December 31, 1995. The Company has no funded debt. The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

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

         In February 1994, the Company announced a plan to purchase up to two million shares of the Company's common stock, subject to market conditions and other considerations (the "Repurchase Plan"). As of December 31, 1994, 475,963 shares had been acquired at an aggregate cost of approximately $648,000, and as of December 31, 1995, 497,167 shares had been acquired under the Repurchase Plan for an aggregate cost of approximately $679,000.

         In total, the Company repurchased 1,225,963 shares in 1994 (475,963 in connection with the Repurchase Plan) for an aggregate cost of approximately $1.9 million, and 21,204 shares (in connection with the Repurchase Plan) were acquired in 1995 for an aggregate cost of approximately $31,000. All shares repurchased in 1994 and 1995 have been canceled and returned to the status of authorized but unissued shares.

RESULTS OF OPERATIONS

         The Company's consolidated operations resulted in net income of $41,000, or $.01 per share, in 1995, compared to net income of $26,000 in 1994. The consolidated results of operations for 1994 reflect the net gain on the sale of the Company's remaining interest in NorthCorp of $378,000 and the equity in its earnings until the date of disposition of $464,000.

         Madis had sales in 1995 of approximately $6.2 million compared to sales of approximately $6.0 million in 1994 prior to the acquisition. Cost of goods sold was $3.9 million and gross margin was $2.3 million in 1995, compared to cost of goods sold of $4.0 million and gross profit of $2.0 million in 1994 prior to the acquisition. Since the acquisition of Madis was accounted for as a purchase, the results of operations of Madis have been included in the consolidated financial statements since January 3, 1995, the date of acquisition. Financial information of Madis from 1994 has been included herein for comparison purposes only.

         Interest, dividend and other income was $871,000 in 1995, a decrease of $76,000, or 8% from the $947,000 recorded in 1994. Interest income was $638,000 in 1995, an increase of $6,000, or 1% from the $632,000 recorded in 1994. Dividend income was $178,000 in 1995 compared to $68,000 in 1994, an increase of $110,000. The increase in dividends was due to an increased dividend rate from the securities available-for-sale. All other income decreased from $247,000 in 1994 to $55,000 in 1995. This decrease in all other income was due principally to the revenue from operation of the Washington DC office of the company, which was disposed of on August 4, 1994. In 1995, other income mostly consisted of gains on the disposition of unneeded equipment at Madis.

         In 1995, the Company recorded net gains on marketable securities of $407,000, compared to net gains of $13,000 in 1994. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", on January 1, 1994. As a result, net gains on marketable securities in 1995 are composed of net realized gains of $143,000 and net unrealized gains of $264,000. Gains on marketable securities in 1994 were composed of realized gains of $50,000 and net unrealized losses of $37,000. Total shareholders' equity was decreased at December 31, 1995 by $101,000, a valuation allowance recorded to reflect the decrease in current market value in securities available-for-sale from its cost basis. The current valuation allowance of $101,000 reflects an increase in the market value of the securities available-for-sale of $641,000 from December 31, 1994. This allowance was related primarily to the Company's investment in a real estate investment trust ("REIT"). The Company has undertaken several proxy contests to protect its investment in the REIT and to obtain control of the REIT's Board of Directors.

         General and administrative expenses were $3.5 million in 1995, compared to $1.8 million in 1994, an increase of approximately $1.7 million. The increase was mainly due to additional expenses associated with the acquisition and operation of Madis in 1995. Personnel expenses increased due principally to the increased headcount which resulted from the acquisition of Madis. Professional fees increased due to consulting fees incurred for product development and increased audit fees due to the acquisition and operations of Madis. Other expenses represent other operating expenses such as advertising, sales commissions, and marketing expenses incurred in the operations of Madis.

ITEM 7. - FINANCIAL STATEMENTS

The financial statements filed with this item are listed below:


Independent Auditors' Report

Consolidated Financial Statements:

     Consolidated Balance Sheet as of December 31, 1995

     Consolidated Statements of Operations for the Years ended December 31, 1995 and 1994

     Consolidated  Statements  of  Stockholders'  Equity  for  the  Years  ended
          December 31, 1995 and 1994

     Consolidated Statements of Cash Flows for the Years ended December 31, 1995 and 1994

     Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Pure World, Inc.:

We have audited the accompanying consolidated balance sheet of Pure World, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pure World, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for marketable securities effective January 1, 1994 to conform to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".



DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 18, 1996

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1995
                                   (in $000's)


ASSETS
Cash and cash equivalents ..............................  $ 9,357
Trading securities .....................................    1,809
Accounts receivable, net of allowance for
   uncollectible accounts and returns and
   allowances of $100 ..................................      840
Inventories, net .......................................    1,561
Other current assets ...................................      339
                                                          -------
      Total current assets .............................   13,906
                                                          -------
Securities available-for-sale ..........................    1,909
Furniture and equipment, net ...........................    1,426
Notes receivable from affiliates .......................      626
Goodwill, net of accumulated amortization of $86........    1,320
                                                          -------
      Total assets .....................................  $19,187
                                                          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .......................................  $   169
Accrued expenses and other liabilities .................    2,052
                                                          -------
      Total liabilities ................................    2,221
                                                          -------
Commitments and Contingencies

Stockholders' equity:
   Common stock, par value $.01;
   30,000,000 shares authorized;
   7,704,957 shares issued and outstanding .............       77
Additional paid-in capital .............................   43,769
Accumulated deficit .................................... ( 26,779)
Unrealized losses on securities
   available-for-sale .................................. (    101)
                                                          -------
     Total stockholders' equity ........................   16,966
                                                          -------
      Total liabilities and stockholders' equity .......  $19,187
                                                          =======

                See accompanying notes to consolidated financial
                                   statements.


                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in $000's, except per share data)


                                                Year Ended December 31,
                                            ------------------------------
                                             1995                    1994
                                            ------                  ------
Revenues:
   Sales ................................  $ 6,173                  $     -
   Equity in earnings of
      disposed-of subsidiary ............        -                      464
   Net gain on sale of majority
      interest in disposed-of subsidiary         -                      378
   Net gains on marketable securities ...      407                       13
   Interest, dividend and other income...      871                      947
                                           -------                  -------
                                             7,451                    1,802
                                           -------                  -------

Expenses:
   Cost of goods sold ...................    3,891                        -
   Personnel ............................    1,437                      855
   Professional fees ....................      965                      634
   Other ................................    1,106                      282
                                            ------                  -------
                                             7,399                    1,771
                                           -------                  -------

Income before income taxes ..............       52                       31
Provision for income taxes ..............       11                        5
                                           -------                  -------
Net income ..............................  $    41                  $    26
                                           =======                  =======

Net income per share ....................  $   .01                  $     -
                                           =======                  =======

Weighted average shares
  outstanding (in 000's) ................    7,709                    8,095
                                           =======                  =======


                See accompanying notes to consolidated financial
                                  statements.


                        PURE WORLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (in 000's)

                                                                                                            Unrealized
                                                                                                           Gains/(Losses)  Total
                                                          Additional                  Treasury Stock       On Securities   Stock-
                                 Total Shares    Common    Paid-In     Accumulated  ------------------      Available-     holders
                                 Outstanding     Stock     Capital       Deficit     Shares      Cost        for-Sale      Equity
                                 -----------     -----    ---------     --------    --------    ------   ---------------   -------
Balance, December 31, 1993 .........  10,849     $108     $49,469       ($26,846)     1,897    ($3,330)       $   -        $19,401

Unrealized gains on securities
 available for sale at
 January 1, 1994 ...................      --       --          --             --         --         --           68             68

Change in unrealized losses
 in securities available-
 for-sale ..........................      --       --          --             --         --         --        ( 810)      (    810)

Net income .........................      --       --          --             26         --         --           --             26

Distribution of NorthCorp
 shares ............................      --       --    (    897)            --         --         --           --       (    897)

Purchase of treasury stock .........      --       --          --             --        759    ( 1,217)          --       (  1,217)

Common stock subject to
 put agreement .....................      --       --          --             --         --        400           --            400

Cancellation of treasury
 stock .............................(  2,656)   (  26)   (  4,121)            --     (2,656)     4,147           --             --

Repurchase and cancella-
 tion of common stock ..............(    467)   (   5)   (    651)            --         --         --           --       (    656)
                                     -------     ----     -------        -------      -----     ------        -----        -------

Balance, December 31, 1994 .........   7,726     $ 77     $43,800       ($26,820)        --     $   --       ($ 742)       $16,315
                                     =======     ====     =======        =======      =====     ======        =====        =======

          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (continued)
                                   (in 000's)

                                                                                                Unrealized
                                                                                              Gains/(Losses)   Total
                                                                   Additional                 On Securities    Stock-
                                        Total Shares     Common     Paid-In     Accumulated     Available-     holders
                                         Outstanding     Stock      Capital       Deficit       for-Sale       Equity
                                        ------------   ----------   -------     -----------   --------------   -------
     Balance, December 31, 1994 ..........  7,726        $ 77       $43,800      ($26,820)       ($742)        $16,315

     Change in net unrealized gains/
      losses on securities available-
      for-sale ...........................     --          --            --            --          641             641

     Net income ..........................     --          --            --            41           --              41

     Repurchase and cancellation
      of common stock .................... (   21)         --      (     31)           --           --        (     31)
                                            -----        ----       -------       -------         ----         -------

     Balance, December 31, 1995 ..........  7,705        $ 77       $43,769      ($26,779)       ($101)        $16,966
                                            =====        ====       =======       =======         ====         =======


                     See accompanying notes to consolidated
                             financial statements.



                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in $000's)

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1995             1994
                                                         ------           ------
Cash flows from operating activities:
  Net income .........................................   $    41          $    26
  Adjustments:
      Net gain on sale of disposed-of subsidiary .....         -         (    378)
      Depreciation and amortization ..................       211               14
      Net trading securities and U.S.
        Treasury securities transactions .............  (    584)        (    731)
      Change in inventories ..........................  (    102)               -
      Change in receivables ..........................  (    147)              76
      Change in accounts payable and other
        accruals .....................................  (  1,490)        (    162)
      Other, net .....................................        95         (  1,238)
                                                         -------          -------
      Net cash used in operating activities ..........  (  1,976)        (  2,393)
                                                         -------          -------

Cash flows from investing activities:
  Purchase of a business less cash acquired ..........  (  1,717)               -
  Proceeds from sale of subsidiary ...................         -            1,500
  Purchase of furniture and equipment, net ...........  (    177)        (      6)
  Proceeds from sale of securities available-
    for-sale .........................................         -               69
  Purchase of securities available-for-sale ..........  (    127)        (  1,515)
  Loans to affiliates ................................  (    303)        (    463)
  Repayments of loans to affiliates ..................       160              360
  Other, net .........................................         -         (    161)
                                                         -------          -------
      Net cash used in investing
        activities ...................................  (  2,164)        (    216)
                                                         -------          -------

Cash flows from financing activities:
  Repurchase of common stock .........................  (     31)        (  1,873)
  Other, net .........................................       101                -
                                                         -------          -------
     Net cash provided by (used in) financing
       activities ....................................        70         (  1,873)
                                                         -------          -------
     Net decrease in cash and cash equivalents .......  (  4,070)        (  4,482)
Cash and cash equivalents at beginning
  of period ..........................................    13,427           17,909
                                                         -------          -------
Cash and cash equivalents at end of period ...........   $ 9,357          $13,427
                                                         =======          =======

                     See accompanying notes to consolidated
                             financial statements.



                                         PURE WORLD, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      Years Ended December 31, 1995 and 1994


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of Pure World, Inc. (the "Company" or "Pure World") and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions.

         The results of operations of NorthCorp Realty Advisors, Inc. ("NorthCorp") are included in the Consolidated Statements of Operations as equity in the earnings of disposed-of subsidiary through the date of disposition in 1994.

         The acquisition of Madis Botanicals, Inc. ("Madis") described in Note 3 of Notes to Consolidated Financial Statements occurred on January 3, 1995 and was accounted for using the purchase method. Therefore, Madis' financial condition, results of operations, and cash flows are included in the consolidated financial statements from that date forward.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1995 and 1994


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

         INVENTORIES

         Merchandise inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method of accounting.

         FURNITURE AND EQUIPMENT

         The Company records all furniture and equipment at cost. Depreciation is computed using the straight-line method over the related estimated useful life of the asset. Gains or losses on dispositions of furniture and equipment are included in operating results. Furniture and equipment as of January 3, 1995 was adjusted to their fair values in connection with the acquisition of Madis.

         GOODWILL

         Goodwill has been established in connection with the acquisition of Madis. Goodwill is being amortized using the straight-line method over a fifteen-year period.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the balance sheet for cash and cash equivalents, investments, accounts receivable and payables approximate their fair value.

         INCOME TAXES

         The Company follows the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires an asset and liability approach for the accounting for income taxes.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1995 and 1994


         NorthCorp's results of operations are included in the consolidated federal income tax return for the period from January 1, 1994 through the date of Distribution (see Note 2 of Notes to Consolidated Financial Statements). At December 31, 1995, the Company had net operating loss carryforwards for tax purposes that expire in various years through 2010 and are available to offset consolidated taxable income.

         NET INCOME PER SHARE

         Net  income  per share is  calculated  by  dividing  net  income by the weighted average number of outstanding common stock and common equivalent stock, which consists of the dilutive effect of the assumed exercise of certain outstanding stock options when applicable.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the 1994 consolidated financial statements to conform to the current year's presentation.

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

         On August 4, 1994, the Company sold substantially all of its remaining interest in NorthCorp to Mr. R. E. Roark and NorthCorp for approxi-mately $1.5 million. Mr. Roark was the sole shareholder of Crown Revenue Services, Inc. ("Crown"), a real estate asset manager. As part of the transaction, Crown was reorganized as a subsidiary of NorthCorp. NorthCorp also assumed the lease of the Company's Washington, D.C. office and the employment contract of one of the Company's executive officers.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1995 and 1994



3.       ACQUISITION OF MADIS

         On January 3, 1995, one of the Company's wholly-owned subsidiaries merged (the "Merger") with Dr. Madis Laboratories, Inc., a New Jersey corporation located in South Hackensack, New Jersey. The surviving corporation in the Merger operates under the Madis Botanicals, Inc. ("Madis") name and is owned 83% by the Company and 17% by the former shareholders of Madis. In addition, the Company issued to the former Madis shareholders options to acquire 250,000 shares of the Company's Common Stock at its approximate fair value at the date of acquisition.

         The  Merger  was   effected   in   connection   with  a  Plan  of
         Reorganization (the "Plan") filed by the predecessor corporation in Chapter 11 proceedings under the Federal Bankruptcy law. The Plan was confirmed on November 29, 1994 by the United States Bankruptcy Court in Newark, New Jersey. Under the terms of the Merger, the Company financed the Plan which provided for Madis creditors to be paid approximately $3.2 million, of which approximately $2.3 million was advanced by the Company and approximately $900,000 was paid by Madis from funds on hand. The balance of the predecessor corporation's indebtedness was assumed by the surviving corporation and will be paid as due from working capital or by the Company in the event of any deficiency.

         Two principal shareholders of Madis, who were also executive officers, received employment agreements under which one will serve as Chairman Emeritus of the surviving corporation for a period of three years at an annual salary of $100,000 and the other will serve as an executive officer for a period of four years at an annual salary of $150,000. The premises occupied by the surviving corporation will be leased from an affiliated corporation owned by the minority shareholders of Madis at an annual rent of $240,000, net, plus 1% of gross revenues up to an additional $200,000 per annum. The Company believes the rental represents the fair value of this lease.

         The  acquisition  of Madis has been  accounted for as a purchase.
         The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill and is being amortized using the straight-line method over fifteen years. Minority interest is immaterial.

         The following is a summary of the allocation of the purchase price of approximately $3.2 million (in 000's):

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1995 and 1994

                  Current assets ......................   $2,200
                  Property and equipment ..............    1,300
                  Other assets ........................      100
                  Current liabilities .................  ( 1,200)
                  Other liabilities ...................  (   600)
                  Goodwill ............................    1,400
                                                          ------
                                                          $3,200
                                                          ======

4.       PROFORMA CONSOLIDATED CONDENSED FINANCIAL INFORMATION (UNAUDITED)

         The proforma results of operations for 1994 have been adjusted to reflect the disposition of NorthCorp and the Washington, D.C. office of the Company (the "Disposition") had the Disposition taken place on January 1, 1994. The results of operations also include the operations of Madis as if the acquisition had taken place on the same date.

         The proforma financial information is not intended to reflect results of operations which would have actually resulted had these transactions been effected on the dates indicated. Moreover, this proforma financial data is not intended to be indicative of results of operations which may be attained in the future.

                                Pure World, Inc.
                                and Subsidiaries
                         Proforma Consolidated Condensed
                             Statement of Operations
                               For the Year Ended
                                December 31, 1994
                       (in $000's, except per share data)
                  Revenues ..........................   $ 6,436

                  Expenses:
                    Cost of goods sold ..............     4,008
                    Other ...........................     3,081
                                                        -------
                                                          7,089
                                                        -------
                  Loss before income taxes ..........  (    653)
                  Provision for income taxes ........         -
                                                        -------

                  Net loss ..........................  ($   653)
                                                        =======

                  Loss per common share .............  ($   .08)
                                                        =======

                  Weighted average shares
                    outstanding (in 000's) ..........     8,095
                                                        =======

                       PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1995 and 1994



5.       MARKETABLE SECURITIES

         At December 31, 1995, marketable securities consisted of the following (in $000's):

                                                             Gross      Gross
                                                 Cost       Holding    Holding     Fair
                                                 Basis       Gains     Losses      Value
                                               ---------    -------    -------     -----
                  Trading securities:
                    Corporate debt
                     securities .............. $   115       $   21    $    -      $   136
                    Equity securities ........   1,467          206         -        1,673
                                               -------       ------    ------      -------
                           Total .............   1,582          227         -        1,809
                                               -------       ------    ------      -------

                  Available-for-sale:
                    Equity securities ........   2,010            4       105        1,909
                                               -------       ------    ------      -------

                           Total marketable
                             securities ...... $ 3,592       $  231    $  105      $ 3,718
                                               =======       ======    ======      =======


         The corporate debt securities mature in the year 2009.

         Realized gains and losses of $169,000 and $26,000, respectively, as well as net unrealized gains of $264,000 were included in the results of operations for the year ended December 31, 1995. The unrealized loss on securities available-for-sale included as a separate component of consolidated stockholders' equity was approximately $101,000 at December 31, 1995. The unrealized losses and gains on trading securities included in the results of operations for the year ended December 31, 1994 were $48,000 and $11,000, respectively.

6.       INCOME TAXES

         At December 31, 1995, the Company had net operating loss carryforwards of approximately $21.6 million for Federal income tax reporting purposes, which expire in the years 2001 to 2010. Additionally, the Company has investment and research and development tax credit carryforwards aggregating approximately $200,000 and $870,000, respectively, which expire from 1996 through 2000. The ultimate realization of the tax benefits from the net operating loss and tax credit carryforwards is dependent upon future taxable earnings of the Company.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1995 and 1994



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

         The components of income tax expense were as follows (in $000'S):

                                                           1995         1994
                                                         -------      -------
                  Federal:
                    Current ...........................  $    -       $    -
                    Deferred ..........................       -            -
                                                         ------       ------
                      Total federal ...................  $    -       $    -
                                                         ======       ======

                  State:
                    Current ...........................  $   11       $    5
                    Deferred ..........................       -            -
                                                         ------       ------
                      Total state .....................  $   11       $    5
                                                         ======       ======

                  Total provision for
                    income taxes ......................  $   11       $    5
                                                         ======       ======

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1995 and 1994



         Deferred income taxes reflect the tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1995 are as follows (in $000's):

                  Deferred tax assets:
                    Net operating loss carryforwards .................  $7,431
                    Alternative minimum tax ("AMT")
                      and other credit carryforwards .................   1,170
                    Other, net .......................................     118
                                                                        ------
                                                                        $8,719
                                                                        ======

                  Valuation allowance ................................ ($8,719)
                                                                        ======
                  Net deferred tax asset .............................  $    -
                                                                        ======


         A reconciliation of the provision for income tax expense to the expected income tax expense (income before income taxes times the statutory tax rate of 34%) is as follows (in $000's):

                                                          1995           1994
                                                         ------         ------
                  Income before income taxes ........... $   52         $   31
                  Statutory federal income
                    tax rate ...........................     34%            34%
                                                         ------         ------
                  Expected income tax ..................     18             11

                  Dividends received deduction .........(    34)       (    16)
                  State tax ............................      7              3
                  Net gain on sale of majority
                   interest in disposed-of subsidiary ..      -        (   129)
                  Change in valuation allowance ........     54            114
                  Other, net ...........................(    34)            22
                                                         ------         ------
                   Provision for income taxes .......... $   11         $    5
                                                         ======         ======


                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1995 and 1994



          The Tax Reform Act of 1986, as amended, provides for a parallel tax system which requires the calculation of AMT and the payment of the higher of the regular income tax or AMT. The Company also has an AMT credit carryforward of approximately $107,000 which will be allowed as a credit carryover against regular tax in the future in the event the regular tax exceeds the AMT tax.

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

         In February 1994, the Company announced a plan to purchase up to two million shares of the Company's common stock, subject to market condi-tions and other considerations (the "Repurchase Plan"). As of December 31, 1994, 475,963 shares had been acquired under the Repurchase Plan for an aggregate cost of approximately $648,000. As of December 31, 1995, 497,167 shares had been acquired under the Repurchase Plan for an aggregate cost of approximately $679,000.

         In total, the Company repurchased 1,225,963 shares in 1994 (475,963 in connection with the Repurchase Plan) for an aggregate cost of approxi-mately $1.9 million, and 21,204 shares (in connection with the Repurchase Plan) were acquired in 1995 for an aggregate cost of approximately $31,000. All shares repurchased in 1994 and 1995 have been canceled and returned to the status of authorized but unissued shares.

         STOCK OPTIONS

         In August 1991, the Board of Directors of the Company adopted a Non-Qualified Stock Option Plan (the "Option Plan"). Under the Option Plan, non-qualified options to purchase up to an aggregate of 500,000 shares of common stock of the Company may be granted by the Board of Directors to officers, directors and employees of the Company at their fair market value at the date of grant. Options will expire five years from date of grant and will be exercisable as to one-half of the shares on the date of grant of the option and as to the other half, on the first anniversary of the date of grant of the option.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1995 and 1994



         The following table summarizes option transactions under the Option Plan for the year ended December 31, 1994 and 1995:

                                                                            Price
                                                       Shares               Range
                                                       ------              -------
                  Options outstanding at
                    December 31, 1993 ................ 245,000          $1.3125 - $1.75
                  Options granted ....................  10,000          $1.3125
                  Options canceled ...................       -
                  Options exercised ..................       -
                                                       -------
                  Options outstanding at
                    December 31, 1994 ................ 255,000          $1.3125 - $1.75
                  Options granted in 1995 ............ 235,000          $1.71875
                  Options canceled ...................       -
                  Options exercised ..................       -
                                                       -------
                  Options outstanding at
                    December 31, 1995 ................ 490,000          $1.3125 - $1.75
                                                       =======

         In addition, in connection with the Madis acquisition, the Company issued to the former Madis shareholders options outside of the Option Plan to acquire 250,000 shares of the Company's common stock at its approximate fair value of $2.10 per share. Four employees of Madis were also given a total of 65,000 options outside of the Option Plan with prices ranging from $2.00 - $2.10, the approximate fair market value at the time of grant, in connection with their employment. At December 31, 1995, 492,500 options were exercisable.

8.       COMPENSATION ARRANGEMENTS

         In April 1990, the Company entered into an employment and deferred compensation agreement (the "Agreement") with the Company's Chairman for an initial three-year term commencing on April 1, 1990 (the
         "Effective Date") at an annual salary of $185,000, which may be increased but not decreased at the discretion of the Board of Directors. In December 1992, the Board of Directors voted unanimously to increase the Chairman's salary to $215,000 per annum effective December 1, 1992.

         The term is to be automatically extended one day for each day elapsed after the Effective Date. The Chairman may terminate his employment under the Agreement under certain conditions specified in the Agreement, and the Company may terminate the Chairman's employment under the Agreement for cause. In the event of the Chairman's death during the term of the Agreement, his beneficiary shall be paid a

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1995 and 1994



         monthly death benefit equal to $215,000 per year for three years payable in equal monthly installments. Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement, he shall be paid an annual disability payment equal to 80 percent of his base salary plus cash bonuses in effect at the time of the disability. Such disability payments shall continue until the Chairman attains the age of 70. The Company accrued approximately $35,000 in each of 1994 and 1995 for the contingent payments provided under the terms of the Agreement.

         In connection with the Madis acquisition, two employees were given employment agreements commencing January 3, 1995. The Chairman Emeritus of Madis entered into an employment contract with Madis for a three-year period at an annual salary of $100,000. An executive officer of Madis entered into an employment agreement with Madis for a term of four years at an annual salary of $150,000. Both of the employment arrangements may be terminated for cause, as defined in the contract.

9.       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

         The Chairman of the Company is the Chairman of a brokerage firm which provided investment services to the Company during the years ended December 31, 1995 and 1994. Brokerage commissions paid by the Company totaled approximately $42,000 in 1995 and $51,000 in 1994.

         The Chairman of the Company is also the President of Sun Equities Corporation ("Sun"), the Company's principal stockholder. The Company reimburses Sun for the Company's proportionate share of the cost of certain group medical insurance and office supplies. Such reimbursements for the years ended December 31, 1995 and 1994 amounted to approximately $64,000 and $72,000, respectively.

         Rosenman & Colin ("R&C") performed substantial legal work for the Company and its subsidiaries in 1995. Natalie I. Koether, President of Madis and the wife of the Chairman of the Company, is of counsel to R&C. Aggregate fees and expenses billed to the Company and its subsidiaries were approximately $630,000 in 1995 and $615,000 in 1994. The 1995 professional fees represented work performed primarily in association with proxy contests undertaken in connection with one of the Company's investments and the acquisition and operation of Madis.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1995 and 1994



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

         The Company rents office space on a month-to-month basis from an affiliate. Such rent expense was approximately $43,000 in 1995 and $46,000 in 1994.

         In connection with the Merger, the Madis Affiliate borrowed $200,000 from the Company (the "First Loan") in 1995, and the Madis Affiliate and its shareholders borrowed $205,000 in 1994 from the Company (the "Second Loan"). Both Loans bear interest at the rate of 2% above the Citibank prime rate (but in no event more than 13%) and are collateralized by the Madis facility. The First Loan is repayable at $10,000 per month plus interest commencing February 1, 1995 until it is satisfied and thereafter the Second Loan will be repaid at the rate of $10,000 per month plus interest until it is satisfied. The current balances of the First Loan and the Second Loan were approximately $90,000 and $205,000, respectively, at December 31, 1995.

         In connection with the Plan, Madis was required to undertake up to $280,000 in costs to perform specified remedial environmental activi-ties at the South Hackensack facility, including the removal of certain underground storage tanks, which was accomplished during 1995. The remaining accrued liability at December 31, 1995 is approximately $179,000. The Company believes this accrued liability will be suf-ficient to perform all required remaining remediation activity.

         During 1995, the Company loaned money to an officer of the Company and to an officer of Madis to acquire common stock ("Stock") of the Company in the open market. These loans, amounting to $86,000, are non-recourse loans collateralized by the Stock, bearing interest at the minimum rate required under the Internal Revenue Code to avoid imputation of interest. Also in 1995 in connection with the acquisition of Madis, the Company loaned $210,000 to Voldemar Madis, who serves as Vice-Chairman of the Company and of Madis. In the past, Mr. Madis had made loans for the same amount to Dr. Madis Laboratories, Inc. while it operated under protection of Federal Bankruptcy Law. These loans were not repaid when Dr. Madis Laboratories, Inc. was removed from bankruptcy. The loan made to Mr. Madis by the Company bears interest at a rate of 8.125%, has a five-year term, and is collateralized by Mr. Madis' personal residence.

         Madis also leases a warehouse facility in Teterboro, New Jersey for $120,000 per year from an unrelated party. The two-year lease has a renewal option for one three-year period at rates up to $130,000 per year.

Item 8. -      CHANGES IN AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

               Not applicable.

                                    PART III

Item 9. -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The five members of the Board of Directors were elected at the 1995 Annual Meeting of Stockholders and will serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The Company's officers are elected by and serve at the leave of the Board.

         None of the executive officers of the Company is related to any other. There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected.

         The directors and executive officers of the Company at February 29, 1996 were as follows:

                                            Position and Office
                                            Presently Held with               Director
Name of Person              Age                the Company                     Since
--------------             -----            -------------------               --------
Paul O. Koether ..........  59              Chairman, President                1988
                                             and Director of the
                                             Company; Chairman
                                             of Madis

Richard M. Bossert .......  <F1>            Director                           1990

Mark W. Jaindl ...........  36              Director                           1994

Alfredo Mena .............  43              Director                           1992

William Mahomes, Jr. .....  49              Director                           1993

<F1>  Deceased


         Paul O. Koether is principally engaged in the following businesses: (i) the Company, as Chairman since April 1988, President since April 1989, a director since March 1988, and for more than five years as the Chairman and President of Sun Equities Corporation ("Sun"), a private, closely-held corporation which is the Company's principal stockholder; (ii) as Chairman of Madis Botanicals, Inc., ("Madis") since January 1995 and as a director since December 1994; (iii) as Chairman and director since July 1987 and President since October 1990 of Kent Financial Services, Inc. ("Kent") which engages in various financial services, including the operation of a retail brokerage business through its wholly-owned subsidiary, T. R. Winston & Company, Inc. ("Winston") and the general partner since 1990 of Shamrock Associates, an investment partnership which is the principal stockholder of Kent; (iv) various positions with affiliates of Kent, including Chairman since 1990 and a registered representative since 1989 of Winston; and (v) since July 1992, as Chairman of American Metals Service, Inc., which is currently seeking to acquire an operating business. Prior to August 1994, Mr. Koether also served as a Chairman and director of NorthCorp Realty Advisors, Inc., formerly a subsidiary of the Company.

     Mark W. Jaindl has served as Senior Vice President of the Company since June 1992 until May 1995 and as a director since October 1994. He was Senior Vice President of Madis from December 1994 until May 1995 and a director of Madis since December 1994. He has served as a director of American Metals Service, Inc. since July 1992. From October 1991 to June 1992, he was self-employed as an investment consultant. From May 1982 to October 1991 and again since May 1995, he has served as Chief Financial Officer of Jaindl Farms which is engaged in diversified businesses, including the operation of a 10,000-acre turkey farm, a mobile home park, a John Deere dealership, and a grain operation. Mr. Jaindl also served as the Chief Financial Officer of Jaindl Land Company, a developer of residential, commercial and industrial properties in eastern Pennsylvania. Mr. Jaindl was a director of NorthCorp from June 1992 until September 1994 and was Interim President of NorthCorp from February 1994 until August 1994.

         Alfredo Mena has served as a director of the Company since July 1992. He has been the President of CIA. Salvadorena de Inversiones, S.A. de C.V. since 1986 and had served as its Director and General Manager from 1974 to 1986. CIA. Salvadorena de Inversiones, S.A. de C.V. is engaged in coffee growing, pro-cessing and exporting. Mr. Mena is a citizen of El Salvador. Since October 4, 1995, Mr. Mena has served as the Presidential Commissioner for Privatization and Modernization of El Salvador.

         William Mahomes, Jr. is an attorney. Since 1994 he has been a Senior Shareholder of Locke Purnell Rain Harrell. From 1990 to 1994 he was a partner in the Dallas office of Baker & McKenzie. Prior to that, from 1987 to 1990, he served as Vice President and General Counsel of Pro-Line Corporation, which is engaged in the manufacture and distribution of hair care products. Mr. Mahomes currently serves on the Board of Directors of a variety of organizations, including the Bethlehem Foundation, The Salvation Army, MESBIC Financial Corporation, St. Philip's Academy, Dallas Black Chamber of Commerce, Dallas/ Fort Worth International Airport and the Dallas Opera.


Item 10. - EXECUTIVE COMPENSATION

         The table below sets forth for the years ended December 31, 1995, 1994 and 1993, the compensation of any person who, as of December 31, 1995, was the Chief Executive Officer of the Company or who was among the four most highly compensated executive officers of the Company other than the Chief Executive Officer with annual compensation in excess of $100,000 ("Executive Officers").


                                  Annual Compensation<F1><F2>        Long-Term
     Name and                     -------------------------         Compensation        Other
Principal Position         Year     Salary         Bonus              Options(#)       -------
------------------         ----    --------       -------            ------------
Paul O. Koether .......... 1995    $215,000       $     -              50,000         $     -
Chairman, President ...... 1994     215,000        35,000                   -               -
and Chief Executive ...... 1993     215,000        50,000                   -           2,473<F3>
Officer of the Company
and Chairman of Madis

Voldemar Madis ........... 1995    $150,000       $     -              36,115<F4>     $     -
Vice Chairman of
the Company and
Madis<F5>

----------------------------------------------------------

<F1> The Company currently has no bonus plan.

<F2> Certain Executive Officers received  incidental personal benefits during the fiscal years covered by the table. The value of these incidental benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for any of the Executive Officers. Such amounts are excluded from the table.

<F3> Represents the amount of matching contributions made by the Company pursuant to a 401(k) plan.

<F4> Options  granted in conjunction  with the  acquisition of Madis  Botanicals,
Inc. on January 3, 1995.

<F5> Mr. Madis was President of Dr. Madis  Laboratories,  Inc.,  the  predecessor corporation of Madis, and IVM Corporation ("IVM"). Both IVM and Madis operated under the protection of Federal Bankruptcy Law for the five-year period prior to January 3, 1995, when Madis was acquired by the Company. Mr. Madis is currently President of IVM, the owner of the premises occupied by Madis. The terms of the lease and loans payable to the Company by IVM are described in "Item 2 - Description of Property".

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

                        FISCAL YEAR-END OPTIONS VALUES
                                                         Value of Unexercised
                    Number of Unexercised                    In-the-Money
                    Options at 12/31/95                   Options at 12/31/95
     Name         Exercisable/Unexercisable           Exercisable/Unexercisable
---------------   -------------------------           -------------------------
Paul O. Koether    125,000       25,000                $63,281        $13,281
Voldemar Madis      14,446       21,669                $ 2,167        $ 3,250


401(k) PLAN

The Company has established a Retirement Savings Plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan permits employees of the sponsor to defer a portion of their compensation on a pre-tax basis. Employees who meet the 401(k) Plan's eligibility requirements may defer up to 15% of their compensation (base pay plus any bonuses and overtime) for the year. No participant, however, may have deferred more than $9,500 in 1995, which amount is indexed each year for inflation. The Company in previous years had elected to match an employee's contribution to the 401(k) Plan on the basis of 50% of the compensation an employee defers, however, as of June 1, 1993, the Company's matching election was discontinued. Federally mandated discrimination testing limits the amounts which highly paid employees may defer based on the amounts contributed by all other employees. Participant elective deferral accounts are fully vested and participant matching contribution accounts in the 401(k) Plan are vested in accordance with a graduated vesting schedule over a period of six years of service. All participant accounts in the 401(k) Plan are invested at the direction of the participants among several different types of funds offered by a large mutual fund management company selected by the Company. Distributions of account balances are normally made upon death, disability or termination of employment after normal retirement date (age 60) or early retirement date (age 55). However, distribution may be made at any time after an employee terminates employment. Participants may make withdrawals from their deferred accounts in the event of financial hardship but may not borrow from their accounts. Amounts payable to an employee are dependent on the employee's account balance, which is credited and debited with appropriate earnings, gains, expenses and losses of the underlying investment. Benefits are determined by contributions and investment performance over the entire period an employee participates in the 401(k) Plan. Payment is made in a single cash sum no later than sixty days following the close of the year in which the event giving rise to the distribution occurs.

         The Company does not have any other bonus, profit sharing, or compensation plans in effect.

EMPLOYMENT AGREEMENTS

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

         In conjunction with the acquisition of Madis in January 3, 1995 by the Company, Madis entered into an employment agreement with Voldemar Madis to serve as an executive officer of Madis. Under the terms of the agreement, Mr. Madis will be employed for four years from the date of the agreement at an annual salary of $150,000. The agreement may be terminated for cause, as defined.

Item 11. -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of Common Stock of the Company as of February 29, 1996, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officers as a group:

                                            Number of Shares               Approximate
Name and Address                             of Common Stock                 Percent
of Beneficial Owner                        Beneficially Owned<F1>           of Class
-------------------                        ---------------------           -----------
Paul O. Koether
 211 Pennbrook Road
 Far Hills, N.J.  07931 ....................   3,011,496<F2><F3>                 36.74%

Sun Equities Corporation
 376 Main Street
 Bedminster, N.J.  07921 ...................   2,234,296                         27.26%

Richard M. Bossert<F8>
 P.O. Box 209
 Bedminster, N.J.  07921 ...................      33,500                            <F7>

Mark W. Jaindl
 3150 Coffeetown Road
 Orefield, PA 18069 ........................     145,720<F4>                      1.78%

William Mahomes, Jr.
 2200 Ross Avenue, Suite 2700
 Dallas, TX 75201 ..........................       7,500                            <F7>

Alfredo Mena
 P. O. Box 520656
 Miami, Florida 33152 ......................       9,500                            <F7>

Voldemar Madis
 376 Huyler Street
 So. Hackensack, NJ 07606 ..................      14,446<F5>                        <F7>

Dimensional Fund Advisors, Inc.
 1299 Ocean Avenue, 11th Floor
 Santa Monica, CA 90401 ....................     433,400<F6>                      5.29%

All directors and
 officers as a group
 (6 persons) ...............................   3,222,162<F2>                     39.31%
------------------------------


<F1> The beneficial  owner has both sole voting and sole  investment  powers with respect to these shares except as set forth in this footnote or in other footnotes below. Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within sixty days: Paul O. Koether (125,000 shares); Richard M. Bossert (22,500 shares); Mark
W. Jaindl (62,500 shares); William Mahomes, Jr. (7,500 shares); Alfredo Mena (7,500 shares); Voldemar Madis (14,446 shares) and all directors and officers as a group (239,446 shares).

<F2> Includes (a) 32,400 shares held by a trust for the benefit of Mr.  Koether's daughter for which he serves as the sole trustee, 33,900 shares in his discretionary accounts, and (b) 297,500 shares beneficially owned by his wife, including 100,000 shares owned by Emerald Partners of which she is the sole general partner, 2,000 shares owned by Sussex Group, Inc. of which she is the President, a director and controlling stockholder, 75,000 shares which she has the right to acquire upon exercise of stock options and 120,500 shares held in custodial accounts. Mr. Koether may also be deemed to be the beneficial owner of the 2,234,296 shares owned by Sun, of which Mr. Koether is a principal stockholder and Chairman, 35,500 shares held in discretionary accounts of certain of his brokerage customers and 12,900 shares held in Mr. Koether's IRA account. Mr. Koether disclaims beneficial ownership of all of the foregoing shares.

<F3> Includes 40,000 shares owned by Winston. Mr. Koether is an officer and director of Winston and of Kent, Winston's parent company, and may be deemed the beneficial owners of such shares. Mr. Koether disclaims such beneficial ownership.

<F4> Includes  11,720  shares held in Mr.  Jaindl's IRA account and 4,000 shares held by a trust for the benefit of his son, for which Mr. Jaindl serves as a trustee.

<F5> Consists of shares that Mr. Madis has the right to acquire upon exercise of stock options.

<F6> Dimensional  Fund Advisors Inc.  ("Dimensional"),  a registered  investment advisor, is deemed to have beneficial ownership of 433,400 shares of Pure World, Inc. stock as of December 31, 1995, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

<F7> Represents less than one percent.

<F8> Deceased.

Item 12. -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company reimbursed Sun approximately $64,000 and $72,000 in 1995 and 1994, respectively, for the Company's proportionate share of certain general and administrative expenses.

Rosenman & Colin ("R&C") performed substantial legal work for the Company for which they billed the Company an aggregate of approximately $630,000 in 1995 and $615,000 in 1994. The 1995 professional fees represented work performed primarily in association with the proxy contests undertaken in connection with one of the Company's investments, the acquisition and operation of Madis, and litigation. Natalie I. Koether, Esq., President of Madis and wife of the Chairman of the Company, is of Counsel to R&C. See "Security Ownership of Officers, Directors and Certain Stockholders."

In connection with the acquisition of NorthCorp in June 1992, the Company issued 80,000 shares of its common stock to Winston as a finder's fee. The transaction was introduced to the Company by an officer of Winston who was otherwise unaffiliated with the Company. Winston's parent company, Kent, may be deemed to be an affiliate of the Company. The Company paid brokerage commissions of approximately $42,000 in 1995 and $51,000 in 1994 to Winston in connection with the Company's purchases and sales of marketable securities.

                                     PART IV



Item 13. -  EXHIBITS AND REPORTS ON FORM 8-K

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

               (c)     Certificate of Amendment of            Incorporated by reference to
                       Restated Certificate of Incor-         American Holdings, Inc.
                       poration of the Company                Form 10-KSB for the year ended
                                                              December 31, 1992.

               (d)     Certificate of Amendment of            Filed herewith.
                       Restated Certificate of Incor-
                       poration of the Company

    3.2        By-laws, as amended                            Incorporated by reference to
                                                              American Holdings, Inc.
                                                              Form 10-K for the year ended
                                                              December 31, 1992.

   10.1        Employment Agreement, dated as                 Incorporated by reference to
               of April 6, 1990, by and between               Computer Memories Incorporated
               Computer Memories Incorporated                 Form 10-Q for the quarter
               and Paul O. Koether                            ended June 30, 1990.

   10.2        Agreement and Plan of Merger dated             Incorporated by reference to
               June 1, 1992 between CMIN Merger               Computer Memories Incorporated
               Co. and NorthCorp Realty                       Form 8-K dated June 17, 1992
               Advisors, Inc.

   10.3        1991 Computer Memories Incorporated            Incorporated by reference to
               Non-Qualified Stock Option Plan                Exhibit A to Computer Memories
               Incorporated Proxy Statement                   dated July 7, 1992.





   10.4        Agreement and Plan of Merger                   Incorporated by reference to
               dated as of December, 1994                     American Holdings, Inc. Form
                                                              8-K dated January 18, 1995.

   10.5        Employment Agreement with                      Incorporated by reference to
               Dr. V. Madis, Chairman Emeritus                American Holdings, Inc. Form
               of Dr. Madis Laboratories, Inc.                8-K dated January 18, 1995.

   10.6        Stock Purchase Agreement, dated                Incorporated by reference to
               as of September 22, 1993, by and               American Holdings, Inc. Form
               between the Company and Nancy                  10-KSB for the year ended
               Nasher                                         December 31, 1993.

   10.7        Severance Agreements among the                 Incorporated by reference to
               Company, NorthCorp and Messrs.                 American Holdings, Inc. Form
               Dorsey and Young, dated February               10-KSB for the year ended
               17, 1994                                       December 31, 1993.

   10.8        Employment Agreement with                      Incorporated by reference to
               V. Madis                                       American Holdings, Inc. Form
                                                              8-K dated January 18, 1995.

   10.9        Lease Agreement for premises of                Incorporated by reference to
               Dr. Madis Laboratories, Inc.,                  American Holdings, Inc. Form
               375 Huyler Street, South                       8-K dated January 18, 1995.
               Hackensack, New Jersey

  10.10        Plan of Reorganization of                      Incorporated by reference to
               Dr. Madis Laboratories, Inc.                   American Holdings, Inc. Form
                                                              8-K/A (Amendment No. 1) dated
                                                              March 17, 1995.

  10.11        Disclosure Statement Related                   Incorporated by reference to
               to Plan of Reorganization of                   American Holdings, Inc. Form
               Dr. Madis Laboratories, Inc.                   8-K/A (Amendment No. 1) dated
                                                              March 17, 1995.

     21        Subsidiaries of the Registrant                 Filed herewith.

     27        Financial Data Schedule                        Filed herewith.





  (b)          Reports on Form 8-K

               On January 24, 1996,  the Company filed a Current  Report on Form
               8-K disclosing the  litigation  commenced by American  Industrial
               Properties REIT ("AIP") against the Company.

               On February  16,  1996,  the Company  filed an  Amendment  to the
               Current Report on Form 8-K disclosing that the Company had filed its response to the litigation as well as commencing suit against the AIP and its executive officer and trust managers as well as instituting a derivative action on behalf of the shareholders of AIP against the officers and trust managers of AIP.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PURE WORLD, INC.


March 28, 1996                                   By:   /s/ Paul O. Koether
                                                      --------------------
                                                      Paul O. Koether
                                                      Chairman of the Board
                                                      and President


                                                 By:   /s/ Mark Koscinski
                                                       Mark Koscinski
                                                       -------------------
                                                       Senior Vice President
                                                       (Principal Financial and
                                                       Accounting Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Capacity                       Date



/s/ Paul O. Koether         Chairman of the Board             March 28, 1996
-------------------------   President, and Director
Paul O. Koether             (Principal Executive
                            Officer)



/s/ William Mahomes, Jr.    Director                         March 28, 1996
-------------------------
William Mahomes, Jr.



/s/ Alfredo Mena            Director                         March 28, 1996
-------------------------
Alfredo Mena


/s/ Mark W. Jaindl          Director                         March 28, 1996
-------------------------
Mark W. Jaindl