Form 10QSB
period 1996-03-31
PURE WORLD INC
filed 1996-05-13
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    March 31, 1996

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

                                 Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of April 30, 1996, the issuer had 7,704,957 shares of its common stock, par value $.01 per share, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 Yes _____ No X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements



                        PURE WORLD, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)
                                  (000 Omitted)


                                                                   March 31,
                                                                     1996
                                                                   ---------

ASSETS
Cash and cash equivalents                                          $ 10,947
Trading securities                                                       72
Accounts receivable, net of allowance
  for uncollectible accounts and
  returns and allowances of $115                                        914
Inventories, net                                                      1,852
Other current assets                                                    321
                                                                   --------
     Total current assets                                            14,106
                                                                   --------
Securities available-for-sale                                         1,608
Furniture and equipment, net                                          1,422
Notes receivable from affiliates                                        578
Goodwill, net of accumulated amortization of $106                     1,309
                                                                   --------
     Total assets                                                  $ 19,023
                                                                   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                                 $    403
  Accrued expenses and other liabilities                              2,136
                                                                   --------
     Total liabilities                                                2,539
                                                                   --------

Stockholders' equity:
  Common stock, par value $.01;
    30,000,000 shares authorized;
    7,704,957 shares issued and outstanding                              77
  Additional paid-in capital                                         43,769
  Accumulated deficit                                             (  26,949)
  Unrealized losses on securities
    available-for-sale                                            (     413)
                                                                   --------
     Total stockholder's equity                                      16,484
                                                                   --------
     Total liabilities and stockholders' equity                    $ 19,023
                                                                   ========






          See accompanying notes to consolidated financial statements.


                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (000 Omitted, except per share data)



                                                         Three Months Ended
                                                              March 31,
                                                        1996            1995
                                                      --------        --------
Revenues:
     Sales                                             $ 1,613         $ 1,609
     Net gains on marketable securities                    292               6
     Interest, dividend and other income                   143             205
                                                       -------         -------
          Total revenues                                 2,048           1,820
                                                       -------         -------

Expenses:
     Cost of goods sold                                    998           1,024
     Personnel                                             438             401
     Professional fees                                     381              86
     Other                                                 400             216
                                                       -------         -------
          Total expenses                                 2,217           1,727
                                                       -------         -------

Income (loss) before income taxes                     (    169)             93
Provision for income taxes                                   1              23
                                                       -------         -------
Net income (loss)                                     ($   170)        $    70
                                                       =======         =======

Net income (loss) per share                           ($   .02)        $   .01
                                                       =======         =======
Weighted average shares outstanding
  (in 000's)                                             7,705           7,725
                                                       =======         =======









          See accompanying notes to consolidated financial statements.


                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                  (000 Omitted)



                                                         Three Months Ended
                                                              March 31,
                                                        1996            1995
                                                      --------        --------

Cash flows from operating activities:
     Net income (loss)                                ($   170)        $    70
     Adjustments:
       Depreciation and amortization                        71              61
       Net trading securities and
         U.S. Treasury securities transactions           1,798        (  1,621)
       Change in inventories                          (    291)             33
       Change in receivables                          (     70)       (     85)
       Change in accounts payable and
         other accruals                                    195        (    680)
       Other, net                                           75        (      4)
                                                       -------         -------
         Net cash provided by (used
           in) operating activities                      1,608        (  2,226)
                                                       -------         -------

Cash flows from investing activities:
       Purchase of a business less cash
         acquired                                            -        (  2,019)
       Purchase of furniture and
         equipment, net                               (     47)       (     44)
       Purchase of securities available-
         for-sale                                            -        (     16)
       Repayment of loans to affiliates                     49              10
       Other, net                                     (     20)              -
                                                       -------         -------
         Net cash used in investing activities        (     18)       (  2,069)
                                                       -------         -------

Cash flows from financing activities:
       Repurchase of common stock                            -        (     31)
       Other, net                                            -        (      2)
                                                       -------         -------
         Net cash used in financing
           activities                                        -        (     33)
                                                       -------         -------
Net increase (decrease) in
  cash and cash equivalents                              1,590        (  4,328)
Cash and cash equivalents at beginning
  of period                                              9,357          13,427
                                                       -------         -------
Cash and cash equivalents at end of
  period                                               $10,947         $ 9,099
                                                       =======         =======




          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1995

                                   (Unaudited)


1.     General
       -------

     The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries (the "Company"), as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

     The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.     Marketable Securities
       ---------------------

     At March 31, 1996, marketable securities consisted of the following (in 000's):


                                                     Gross     Gross
                                        Amortized   Holding   Holding    Fair
                                           Cost      Gain     Losses     Value
                                        ---------   -------   -------    -----
Trading securities:
  Corporate debt securities              $   23      $   2     $  --    $   25
  Equity securities                          46          1        --        47
                                         ------      -----     -----    ------
       Total                                 69          3        --        72
                                         ------      -----     -----    ------
Available-for-sale:
  Equity securities                       2,021         --       413     1,608
                                         ------      -----     -----    ------
       Total marketable
          securities                     $2,090      $   3     $ 413    $1,680
                                         ======      =====     =====    ======


     Substantially all gains recorded in the three months ended March 31, 1996 were realized. The realized gains and unrealized losses on trading securities included in the results of operations for the three months ended March 31, 1995 were $9,000 and $3,000, respectively.

3.     Inventories
       -----------

     Inventories are comprised of the following (in 000's):



             Raw materials                                 $  525
             Work-in-process                                   72
             Finished goods                                 1,255
                                                           ------
               Total inventories                           $1,852
                                                           ======



Item  2.  Management's   Discussion  and  Analysis
          or  Plan  of  Operation
          ----------------------------------------

Liquidity and Capital Resources
- -------------------------------

     At March 31, 1996, the Company had cash and cash equivalents of $10.9 million. Cash equivalents of $10.8 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 4.759% and 5.170%. The Company also had trading securities with a current market value of approximately $72,000 at March 31, 1996. The Company had net working capital of $11.6 million at March 31, 1996. The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.


     Net cash of approximately $1.6 million was provided by operations in the first quarter of 1996, due principally to net sales of marketable securities of $1.8 million. In the first quarter of 1995, net cash of approximately $2.2 million was used in operations. Net purchases of marketable securities and U.S. Treasury securities with maturities greater than three months of $1.6 million and decreases in current liabilities of $.7 million, principally at the Company's subsidiary, Madis Botanicals, Inc. ("Madis"), were the principal reasons for this use of cash.

     The Company did not repurchase shares of its common stock in the first quarter of 1996 compared to the repurchase of 20,926 shares at an aggregate cost of $30,500 in the first quarter of 1995. All shares purchased in 1995 were returned to the status of authorized but unissued shares.

Results of Operations
- ---------------------

     The Company had a net loss of $170,000, or $.02 per share, for the three months ended March 31, 1996 compared to net income of $70,000, or $.01 per share, for the comparable period in 1995.

     Madis had sales of approximately $1.6 million in the first quarter of both 1996 and 1995. For the three months ended March 31, 1996 and 1995 the cost of goods sold was approximately $1.0 million. Gross margin was approximately $.6 million for both of the quarters ended March 31, 1996 and 1995. The gross profit percentage was 38.1% and 36.4% for the three month periods ended March 31, 1996 and 1995, respectively.

     For the three months ended March 31, 1996, the Company recorded net gains on marketable securities of $292,000 compared to net gains of $6,000 in the same period of 1995. Substantially all of the gains recorded in 1996 were realized. The increase in net gains on marketable securities was due to the changes in portfolio composition and general market conditions.

     Interest, dividend and other income was $143,000 for the three months ended March 31, 1996, compared to $205,000 for the comparable period in 1995. Interest income was $140,000 during the first quarter of 1996, a decrease of $23,000 from the $163,000 recorded in the comparable period of 1995. This decrease was due to a combination of lower average interest rates and lower invested balances of the Company's cash equivalents. Dividend income for the first quarter was $2,000 in 1996 compared to $42,000 in the first quarter of 1995. The decrease in dividends was due to a change in portfolio composition. All other income was $1,000 in the first quarter of 1996, compared to no other income in the first quarter of 1995.

     Personnel expenses were $.4 million during the three month periods ended March 31, 1996 and 1995. Professional fees were $381,000 during the first quarter of 1996, compared to $86,000 in the first quarter of 1995. This increase can be attributed to fees spent to conduct litigation to protect the Company's investment in a real estate investment trust and consulting fees associated with new product introduction (KavaPureTM).

     Other expenses increased from $216,000 in the first quarter of 1995 to $400,000 in the first quarter of 1996 an increase of $184,000. Advertising expenses increased from $2,000 in the three months ended March 31, 1995 to $74,000 in the comparable period in 1996, an increase of $72,000. The increase was due primarily to the introduction of the new KavaPureTM product by the Company's wholly-owned subsidiary, Pure World Botanicals Inc., in March 1996. General office expenses increased by $71,000 for various reasons, including the new product introduction, the above-mentioned litigation, and increased equipment rental expenses. Bad debt expense and franchise tax expenses increased in the aggregate by $26,000. All other expenses increased by $15,000.

New Accounting Standards
- ------------------------

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued in October 1995 and was effective January 1, 1996. SFAS No. 123 requires entitites that have employee stock option plans to estimate the value of grants awarded to employees and disclose in a pro forma footnote the impact on the entities' earnings per share as if the estimated option value were expensed over the vesting period of the same.

     The Company has granted to key employees and directors options to buy shares of the Company's common stock at the current market value of the stock at the date of grant. Since SFAS No. 123 only requires additional disclosure of the cost of stock options, implementation will not have a material impact on the Company's results of operations.

PART II - OTHER INFORMATION
- ---------------------------

Item 6. - Exhibits and Reports on Form 8-K
- -------   --------------------------------

(a)      Exhibits
         --------

         27.  Financial Data Schedule for the three months ended March 31, 1996.


(b)      Reports on Form 8-K

     On January 24, 1996, the Company filed a Current Report on Form 8-K disclosing the litigation commenced by American Industrial Properties REIT ("AIP") against the Company.

     On February 16, 1996, the Company filed an Amendment to the Current Report on Form 8-K disclosing that the Company had filed its response to the litigation as well as commencing suit against AIP and its executive officer and trust managers as well as instituting a derivative action on behalf of the shareholders of AIP against the officers and trust managers of AIP.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  PURE WORLD, INC.



Dated:  May 13, 1996                           By: /s/ Mark Koscinski
                                                   ---------------------------
                                                   Mark Koscinski
                                                   Senior Vice President and
                                                   Chief Accounting Officer