Form 10QSB
period 1996-06-30
PURE WORLD INC
filed 1996-08-14
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 1996

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

                                 Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 1996, the issuer had 7,704,957 shares of its common stock, par value $.01 per share, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                    Yes No X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements


                        PURE WORLD, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)
                                 ($000 Omitted)



                                                                     June 30,
                                                                       1996
                                                                     --------

ASSETS
Cash and cash equivalents                                            $ 8,854
Trading securities                                                        31
Accounts receivable, net of
  allowance for uncollectible
  accounts and returns and
  allowances of $129                                                     946
Inventories, net                                                       2,019
Other current assets                                                     394
                                                                     -------
     Total current assets                                             12,244
                                                                     -------
Securities available-for-sale                                          1,918
Furniture and equipment, net                                           1,547
Notes receivable from affiliates                                         547
Goodwill, net of accumulated
  amortization of $130                                                 1,285
Other assets                                                           1,061
                                                                     -------
     Total assets                                                    $18,602
                                                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                                   $   322
  Accrued expenses                                                     1,826
                                                                     -------
     Total current liabilities                                         2,148
                                                                     -------

Stockholders' equity:
   Common stock, par value $.01;
     30,000,000 shares authorized;
     7,704,957 shares issued and
     outstanding                                                          77
   Additional paid-in capital                                         43,769
   Accumulated deficit                                              ( 27,301)
   Unrealized losses on securities
     available-for-sale                                             (     91)
                                                                     -------
     Total stockholders' equity                                       16,454
                                                                     -------
     Total liabilities and stockholders' equity                      $18,602
                                                                     =======




          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)

                                                      Three Months Ended
                                                            June 30,
                                                   1996                 1995
                                                   -------------------------


Revenues:
  Sales                                           $ 1,702            $ 1,669
  Net gains on marketable securities                   17                136
  Interest, dividend and other income                 126                211
                                                  -------            -------
     Total revenues                                 1,845              2,016
                                                  -------            -------
Expenses:
  Cost of goods sold                                1,063                943
  Personnel                                           467                363
  Professional fees                                   280                236
  Other                                               387                364
                                                  -------            -------
     Total expenses                                 2,197              1,906
                                                  -------            -------


Income (loss) before income taxes                (    352)               110
Provision for income taxes                              -                 22
                                                  -------            -------
Net income (loss)                                ($   352)           $    88
                                                  =======            =======

Net income (loss) per share                      ($   .05)           $   .01
                                                  =======            =======

Weighted average shares outstanding
  (in 000's)                                        7,705              7,705
                                                  =======            =======













          See accompanying notes to consolidated financial statements.


                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)


                                                        Six Months Ended
                                                             June 30,
                                                     1996               1995
                                                     -----------------------

Revenues:
  Sales                                           $ 3,315            $ 3,278
  Net gains on marketable securities                  309                142
  Interest, dividend and other income                 269                416
                                                  -------            -------
     Total revenues                                 3,893              3,836
                                                  -------            -------

Expenses:
  Cost of goods sold                                2,061              1,967
  Personnel                                           905                764
  Professional fees                                   661                322
  Other                                               787                580
                                                  -------            -------
     Total expenses                                 4,414              3,633
                                                  -------            -------

Income (loss) before income taxes                (    521)               203
Provision for income taxes                              1                 45
                                                  -------            -------
Net income (loss)                                ($   522)           $   158
                                                  =======            =======

Net income (loss) per share                      ($   .07)           $   .02
                                                  =======            =======
Weighted average shares outstanding
  (in 000's)                                        7,705              7,712
                                                  =======            =======













          See accompanying notes to consolidated financial statements.



                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 ($000 Omitted)


                                                         Six Months Ended
                                                             June 30,
                                                     1996               1995

                                                     -----------------------

Cash flows from operating activities:
     Net income  (loss)                          ($   522)           $   158
     Adjustments:
       Depreciation and amortization                  148                129
       Net trading securities and
         U.S. Treasury securities
           transactions                             1,776           (  1,717)
       Change in inventories                     (    458)          (    140)
       Change in receivables                     (     93)          (    130)
       Change in accounts payable and
         other accruals                          (    196)          (    758)
       Other, net                                       7           (     73)
                                                  -------            -------
       Net cash provided by (used in)
         operating activities                         662           (  2,531)
                                                  -------            -------
Cash flows from investing activities:
     Purchase of a business less cash
       acquired                                         -           (  2,144)
     Purchase of furniture and
       equipment, net                            (    226)          (    110)
     Purchase of securities
       available-for-sale                              -           (     28)
     Repayment of loans to affiliates                  79                 50
     Investment in Gaia Herbs, Inc.              (  1,010)                 -
     Other, net                                  (      8)          (     86)
                                                  -------            -------
       Net cash used in investing
         activities                              (  1,165)          (  2,318)
                                                  -------            -------

Cash flows from financing activities:
     Repurchase of common stock                         -           (     31)
     Other, net                                         -           (      5)
                                                  -------            -------
       Net cash used in financing
         activities                                     -           (     36)
                                                  -------            -------
Net decrease in cash and cash
     equivalents                                 (    503)          (  4,885)
Cash and cash equivalents at beginning
     of period                                      9,357             13,427
                                                  -------             -------
Cash and cash equivalents at end of
     period                                       $ 8,854            $ 8,542
                                                  =======            =======




          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995

                                   (Unaudited)

1.   General
     -------

     The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries (the "Company") as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 as filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.   Marketable  Securities
     ----------------------

     At June 30, 1996, marketable securities consisted of the following (in $000's):


                                                  Gross      Gross
                                     Amortized    Holding    Holding    Fair
                                       Cost       Gains      Losses     Value
                                     ---------   --------   --------   -------

Trading securities                   $   14           17          -        31

Available-for-sale                    2,009           81     (  172)    1,918
                                     ------        -----      -----    ------
     Total marketable
       securities                    $2,023        $  98     ($ 172)   $1,949
                                     ======        =====      =====    ======



     All marketable securities were investments in common stock. Substantially all gains recorded in the three and six month periods ended June 30, 1996 were realized.

3.     Inventories
       -----------

       Inventories are comprised of the following (in $000's):



                 Raw materials                  $   670
                 Finished goods                   1,349
                                                -------
                 Total inventories, net         $ 2,019
                                                =======



4.     Other Assets
       ------------

     In May, 1996, the Company made an investment in non-voting common stock representing 25% ownership of Gaia Herbs, Inc. ("Gaia") for approximately $1.0 million. Gaia manufactures and distributes natural products. Gaia is a privately held company and does not publish financial results.

     The Company is accounting for this investment by the cost method. The cost method is a method of accounting for an investment under which an investor records an investment in the stock of an investee at cost, and recognizes as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition by the investor. The net accumulated earnings of an investee subsequent to the date of investment are recognized by the investor only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment.

Item 2.     Management's Discussion and Analysis
            or Plan of Operation
            ------------------------------------


Liquidity and Capital Resources
- -------------------------------

     At June 30, 1996, the Company had cash and cash equivalents of $8.9 million. Cash equivalents of $8.7 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 5.05% and 5.67%. The Company had net working capital of $10.1 million at June 30, 1996. The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations
and  possible   acquisitions  of  other  operating   businesses.

     Net cash of approximately $700,000 was provided by operations for the six months ended June 30, 1996 compared to a net use of cash of $2.5 million in the first six months of 1995. The principal reasons for the increase in net cash flows were the sale of marketable securities and the change in investments in U.S. Treasury Securities to securities with maturities of less than three months.


Results of Operations
- ---------------------

     The Company's operations resulted in a net loss of $352,000, or $.05 per share, for the three months ended June 30, 1996 compared to net income of $88,000 for the comparable period in 1995. The net loss was $522,000, or $.07 per share for the six months ended June 30, 1996, compared to net income of $158,000 for the comparable period in the prior year.

     Madis had sales of $1.7 million and $3.3 million for the three and six month periods ended June 30, 1996, respectively, which was comparable to the same periods of the prior years. For the three and six months ended June 30, 1996, the cost of goods sold was $1.1 million and $2.1 million, respectively, and remained consistent with 1995 levels. Gross margin was $.6 million and $1.1 million for the three and six months ended June 30, 1996, which was also comparable to the results for the respective periods in the prior year.

     For the three and six month periods ended June 30, 1996, the Company recorded net gains on marketable securities of $17,000 and $309,000, respectively, compared to $136,000 and $142,000 for the same periods in 1995. Substantially all of the gains recorded in 1996 were realized. The changes in net gains on marketable securities from 1996 to 1995 were due to changes in portfolio composition and general market conditions.

     Interest, dividend and other income was $126,000 and $269,000 for the three and six months ended June 30, 1996, respectively, compared to $211,000 and $416,000 for the three and six months ended June 30, 1995. Interest income was $263,000 during the six month period in 1996, a decrease of $70,000 from the $333,000 recorded in the comparable period of 1995. This decrease was due to lower average interest rates on the Company's cash equivalents and U.S. Treasury securities and lower invested balances. Dividend income for the six-month period was $3,000 in 1996 compared to $77,000 in 1995. All other income was $3,000 in the six months ended June 30, 1995 compared to $6,000 for the first six months of 1995.

     Personnel expenses were $467,000 and $905,000 during the three and six months ended June 30, 1996 compared to $363,000 and $764,000 in the comparable periods in 1995. An increase in sales and management personnel accounted for these increases. Professional fees were $280,000 and $661,000 during the three and six month periods in 1996, compared to $236,000 and $322,000 in the three and six month periods in 1995. The professional fees in 1996 were incurred to conduct litigation to protect the Company's investment in a real estate investment trust and consulting fees associated with new product introduction ("KavaPure(TM")).

     Other expenses were $387,000 and $787,000 for the three and six month periods ended June 30, 1996, compared to $364,000 and $580,000 for the same periods in 1995. Travel expenses increased by $78,000 in the first six months of 1996 compared to the first six months of 1995 and advertising expenses increased by $63,000 for the same period. The increase was due primarily to the introduction of a new product, KavaPure(TM) and other sales efforts. General office expenses increased by $77,000 for the first six months of 1996 compared to the first six months of 1995, for various reasons, including the new product introduction, the above-mentioned litigation, and increased equipment rental expenses. All other expenses had a net decrease of $11,000 in the first six months of 1996 compared to the first six months of 1995.

New Accounting Standards
- ------------------------

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued in October 1995 and was effective January 1, 1996. SFAS No. 123 requires entities that have employee stock option plans to estimate the value of grants awarded to employees and disclose in a pro forma footnote the impact on the entities' earnings per shares as if the estimated option value were expensed over the vesting period of the same.

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

PART II - OTHER INFORMATION
- ---------------------------

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

(a)         Exhibits
            --------

            27. Financial Data Schedule for the six months ended June 30, 1996.

(b)         Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 PURE WORLD, INC.


Dated:  August 14, 1996                      By:  /s/ Mark Koscinski
                                                 -----------------------------
                                                 Mark Koscinski
                                                 Senior Vice President and
                                                 Principal Accounting Officer