Form 10QSB
period 1996-09-30
PURE WORLD INC
filed 1996-11-14
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  September 30, 1996

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

                                 Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 1996, the issuer had 7,644,387 shares of its common stock, par value $.01 per share, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                    Yes No X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements


                        PURE WORLD, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)
                                  (000 Omitted)

                                                           September 30,
                                                               1996
                                                           -------------
ASSETS
Cash and cash equivalents                                     $ 8,537
Trading securities                                                 15
Accounts receivable, net of allowance
  for uncollectible accounts and
  returns and allowances of $86                                   801
Inventories, net                                                2,177
Other current assets                                              325
                                                              -------
    Total current assets                                       11,855
                                                              -------
Securities available-for-sale                                   2,175
Furniture and equipment, net                                    1,542
Notes receivable from affiliates                                  535
Goodwill, net of accumulated
  amortization of $154                                          1,261
Other assets                                                    1,045
                                                              -------
    Total assets                                              $18,413
                                                              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                            $   266
  Accrued expenses and other liabilities                        1,892
                                                              -------
     Total current liabilities                                  2,158
                                                              -------

Stockholders' equity:
  Common stock, par value $.01;
    30,000,000 shares authorized;
    7,644,691 shares issued and outstanding                        76
  Additional paid-in capital                                   43,663
  Accumulated deficit                                        ( 27,611)
  Unrealized gains on securities
    available-for-sale                                            127
                                                              -------
      Total stockholders' equity                               16,255
                                                              -------
      Total liabilities and stockholders'
        equity                                                $18,413
                                                              =======





          See accompanying notes to consolidated financial statements.



                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (000 Omitted, except per share data)

                                                         Three Months Ended
                                                            September 30,
                                                          1996         1995
                                                       -----------------------

Revenues:
  Sales                                                 $ 1,469       $ 1,360
  Net gains on marketable securities                          6           108
  Interest, dividend and other income                       125           186
                                                        -------       -------
      Total revenues                                      1,600         1,654
                                                        -------       -------

Expenses:
  Cost of goods sold                                        904           844
  Personnel                                                 475           326
  Professional fees                                         199           234
  Other                                                     332           240
                                                        -------       -------
      Total expenses                                      1,910         1,644
                                                        -------       -------

Income (loss) before income taxes                      (    310)           10
Provision for income taxes                                    -             2
                                                        -------       -------
Net income (loss)                                      ($   310)      $     8
                                                        =======       =======

Net income (loss) per share                            ($   .04)      $     -
                                                        =======       =======

Weighted average shares outstanding
  (in 000's)                                              7,680         7,957
                                                        =======        ======










          See accompanying notes to consolidated financial statements.



                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (000 Omitted, except per share data)


                                                           Nine Months Ended
                                                              September 30,
                                                           1996         1995
                                                        -----------------------

Revenues:
  Sales                                                 $ 4,784       $ 4,638
  Net gains on marketable securities                        315           250
  Interest, dividend and other income                       394           602
                                                        -------       -------
     Total revenues                                       5,493         5,490
                                                        -------       -------

Expenses:
  Cost of goods sold                                      2,965         2,811
  Personnel                                               1,380         1,090
  Professional fees                                         860           556
  Other                                                   1,119           820
                                                        -------       -------
     Total expenses                                       6,324         5,277
                                                        -------       -------

Income (loss) before income taxes                      (    831)          213
Provision for income taxes                                    1            47
                                                        -------       -------
Net income (loss)                                      ($   832)      $   166
                                                        =======       =======

Net income (loss) per share                            ($   .11)      $   .02
                                                        =======       =======

Weighted average shares outstanding
  (in 000's)                                              7,697         7,752
                                                        =======       =======








          See accompanying notes to consolidated financial statements.




                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                  (000 Omitted)

                                                           Nine Months Ended
                                                             September 30,
                                                           1996         1995
                                                        -----------------------

Cash flows from operating activities:
     Net income (loss)                                 ($   832)      $   166
     Adjustments:
       Depreciation and amortization                        218           200
       Net trading securities and
         U.S. Treasury securities
         transactions                                     1,900      (    389)
       Change in inventories                           (    616)     (    262)
       Change in receivables                                 33      (     52)
       Change in accounts payable
         and other accruals                            (    187)     (    898)
       Other, net                                            33            60
                                                        -------       -------
         Net cash provided by (used
           in) operating activities                         549      (  1,175)
                                                        -------       -------

Cash flows from investing activities:
       Purchase of a business less
         cash acquired                                        -      (  2,128)
       Purchase of furniture and
         equipment, net                                (    277)     (    176)
       Purchase of securities
         available-for-sale                            (     37)     (    227)
       Repayment of loans to affiliates                      92            50
       Investment in Gaia Herbs, Inc.                  (  1,010)            -
       Other, net                                      (     30)     (     86)
                                                        -------       -------
         Net cash used in investing
           activities                                  (  1,262)     (  2,567)
                                                        -------       -------

Cash flows from financing activities:
       Repurchase of common stock                      (    107)     (     31)
       Other, net                                             -      (      5)
                                                        -------       -------
         Net cash used in financing
           activities                                  (    107)     (     36)
                                                        -------       -------
Net decrease in cash and
       cash equivalents                                (    820)     (  3,778)
Cash and cash equivalents at
       beginning of period                                9,357        13,427
                                                        -------       -------
Cash and cash equivalents at
       end of period                                    $ 8,537       $ 9,649
                                                        =======       =======


          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995

                                   (Unaudited)

1.       General
         -------

     The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries (the "Company") as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

     The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year or any other period.


2.       Marketable Securities
         ---------------------
     At September 30, 1996, marketable securities consisted of the following (in 000's):


                                                  Gross      Gross
                                                 Holding    Holding     Fair
                                      Cost        Gains     Losses      Value
                                    ---------   ---------  ---------   -------
         Trading securities          $   15      $    -      $   -     $   15

         Securities available-
           for-sale                   2,048         302         175     2,175
                                     ------      ------      ------    ------

         Total marketable
           securities                $2,063      $  302      $  175    $2,190
                                     ======      ======      ======    ======


     All marketable securities were investments in common stock. Substantially all gains recorded in the three and nine month periods ended September 30, 1996 were realized.

3.       Inventories, Net
         ----------------

         Inventories are comprised of the following (in 000's):



                  Raw materials                       $  524
                  Work-in-process                        103
                  Finished goods                       1,550
                                                      ------
                    Total inventories                 $2,177
                                                      ======


4.       Other Assets
         ------------


     In May 1996, the Company made an investment in non-voting common stock representing 25% ownership of Gaia Herbs, Inc. ("Gaia") for approximately $1.0 million. Gaia manufactures and distributes natural products. Gaia is a privately-held company and does not publish financial results.

     The Company is accounting for this investment by the cost method. The cost method is a method of accounting for an investment under which an investor records an investment in the stock of an investee at cost, and recognizes as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition by the investor. The net accumulated earnings of an investee subsequent to the date of investment are recognized by the investor only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of the cost of the investment.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

     At September 30, 1996, the Company had cash and cash equivalents of $8.5 million. Cash equivalents of $8.4 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 5.02% and 5.37%. The Company had net working capital of $9.7 million. The Management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

     The Company repurchased 60,266 shares of its common stock during the three-month period ended September 30, 1996 for an aggregate purchase of approximately $107,000. No other shares were repurchased during the nine months ended September 30, 1996. In 1995, the Company repurchased 21,192 shares at an aggregate cost of $31,000 during the nine months ended September 30, 1995 with none repurchased in the third quarter 1995. All shares repurchased have been returned to the status of authorized but unissued.

     Net cash of approximately $549,000 was provided by operations for the nine months ended September 30, 1996, compared with the use of $1.2 million during the same period in 1995. The principal reasons for the increase in net cash flows from operations were the sale of trading securities and the change in investment in U.S. Treasury securities with original maturities longer than three months to securities with original maturities of less than three months. This increase in net cash flows in the first nine months of 1996 was partially offset by the growth in inventories of $616,000. The growth in inventories is primarily attributable to the introduction of Kava Pure(TM) by the Company. Kava Pure(TM) is available in powder and fluid extracts and "softgel" formula to the wholesale market and in softgel capsules and fluid extract to the retail market.

     Net cash of approximately $1.2 million was used in operations in the first nine months of 1995. The payment of $.9 million to creditors of Madis Botanicals, Inc. ("Madis")in connection with the Company's acquisition of an 83% ownership interest in Madis and the increase in inventories of $.3 million were the principal uses of cash in operating activities during this period.

Results of Operations
---------------------

     The Company's operations resulted in a net loss of $310,000, or $.04 per share, for the three months ended September 30, 1996 compared to net income of $8,000 for the comparable period in 1995. The net loss was $832,000 or $.11 per share for the nine month period ended September 30, 1996 compared to net income of $166,000 or $.02 per share for the comparable period in the prior year.

     Madis had sales of $1.5 million and $4.8 million for the three and nine months ended September 30, 1996, respectively, compared to $1.4 million and $4.6 million for the same periods in 1995. For the three and nine months ended September 30, 1996, the cost of goods sold was $.9 million and $3.0 million, respectively, compared to $.8 million and $2.8 million for the comparable periods in 1995. Gross margin was $.6 million and $1.8 million for the three and nine months ended September 30, 1996 which was comparable to the same periods in 1995.

     For the three and nine months ended September 30, 1996, the Company recorded net gains on marketable securities of $6,000 and $315,000, respectively, compared to net gains of $108,000 and $250,000 for the same periods in 1995. Substantially all of the gains recorded in 1996 were realized. The changes in net gains on marketable securities from 1996 to 1995 were due to changes in portfolio composition and general market conditions.

     Interest, dividend and other income was $125,000 and $394,000 for the three and nine months ended September 30, 1996, respectively, compared to $186,000 and $602,000 for the three and nine months ended September 30, 1995. Interest income was $388,000 during the nine month periods ended September 30, 1996, a decrease of $100,000 from the $488,000 recorded in the comparable period of 1995. This decrease was due to lower average interest rates on the Company's cash equivalents and U.S. Treasury securities and lower invested balances. Dividend income for the nine month periods ended September 30, 1996 and 1995 was $3,000 and $108,000, respectively. The decrease in dividends was due to a change in portfolio composition. All other income decreased from $6,000 in the nine months ended September 30, 1995 to $3,000 for the same period in 1996.

     Personnel expenses were $475,000 and $1,380,000 during the three and nine months ended September 30, 1996, respectively, compared to $326,000 and $1,090,000 in the comparable periods in 1995. This increase was predominantly due to an increase in sales and laboratory personnel at Madis. Professional fees were $199,000 and $860,000 during the three and nine month periods in 1996, compared to $234,000 and $556,000 in the three and nine month periods in 1995. The professional fees in 1996 were incurred primarily to conduct litigation to protect the Company's investment in a real estate investment trust and consulting fees associated with new product introduction ("KavaPure(TM")).

     Other expenses were $332,000 and $1,119,000 for the three and nine month periods ended September 30, 1996 compared to $240,000 and $820,000 for the same periods in 1995. General office expenses increased by $116,000, travel related expenses increased by $114,000 and advertising expenses increased by $92,000 in the nine month period ended September 30, 1996 compared to the same period in 1995. These increases were primarily due to the introduction of a new product, KavaPure(TM), and other sales efforts including advertising and the above mentioned litigation. All other expenses had a net decrease of $23,000 in the first nine months of 1996 compared to the first nine months of 1995.

New Accounting Standards
------------------------

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

PART II - OTHER INFORMATION
---------------------------

Item 4. -  Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

         The Company held its Annual Meeting of Stockholders on October 28, 1996. All nominees to the Company's Board of Directors were elected.

         The following is a vote tabulation for all nominees:


                                               For               Withheld
                                            ---------            --------

            Paul O. Koether                 6,376,019             45,858
            Mark W. Jaindl                  6,376,178             45,699
            William Mahomes, Jr.            6,376,163             45,714
            Alfredo Mena                    6,376,163             45,714



Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

(a)      Exhibits
         --------

     27. Financial Data Schedule for the nine months ended September 30, 1996.

(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             PURE WORLD, INC.



Dated:  November 14, 1996               By:   /s/ Mark Koscinski
                                             ----------------------------------
                                             Mark Koscinski
                                             Senior Vice President and
                                             Principal Accounting Officer