Form 10KSB
period 1996-12-31
PURE WORLD INC
filed 1997-03-27
CIK 356446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:

     [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1996

     [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from _________________ to _________________.

                         Commission file number 0-10566


                                PURE WORLD, INC.
                 ---------------------------------------------
                 (Name of small business issuer in its charter)


          Delaware                                            95-3419191
          --------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)


           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
           ----------------------------------------------------------
             (Address of principal executive offices with Zip Code)


          Issuer's telephone number, including area code (908) 234-9220

         Securities registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------


                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
         --------------------------------------------------------------



                     Common Stock, par value $.01 per share



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X    No
                                                                   ---      ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenues for the fiscal year ended December 31, 1996 were approximately $8.5 million.

         At February 28, 1997, there were 7,620,378 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of such stock on such date as reported by NASDAQ, was approximately $14,450,000.

         Transitional Small Business Disclosure Format  Yes      No   X
                                                            ---      ---

                                     PART I



Item 1. - DESCRIPTION OF BUSINESS
          -----------------------


Background
----------

     On August 4, 1994, Pure World, Inc. (the "Company" or "Pure World") completed the disposition of its prior business, real estate asset management. On January 3, 1995, the Company acquired 80% (later increased to 83%) of the outstanding common stock of Dr. Madis Laboratories, Inc. ("DML"), a New Jersey corporation engaged for almost forty years in the manufacture and sale of botanical extracts used in the cosmetics, food and flavor, and nutraceutical industries. The name of DML was later changed to Madis Botanicals, Inc. ("Madis"). Pure World subsequently formed a separate wholly-owned subsidiary, Pure World Botanicals, Inc. ("PWBI").

General
-------

     Through its subsidiaries, Madis and PWBI, the Company develops, manufactures and sells natural ingredients which principally are derived from plant materials (referred to herein also as botanicals or herbs) using the Company's proprietary extraction technology. Extraction is the process by which the commercial ingredients of plants are drawn out by applying a solution ("menstruum") consisting of water or a combination of water and alcohol to the raw materials. The resultant extract can be converted into fluid extract, solid extract (paste) or powdered extract which can be tableted or encapsulated. The Company has produced more than one thousand botanical extracts which are used by the cosmetic, food and flavor, nutraceutical and pharmaceutical industries to manufacture finished products for the consumer market. The term nutraceuticals incorporates a wide range of natural products, such as vitamins, minerals, anti-oxidants and herbs which enhance health by supplementing diets. (See "Dietary Supplement Health and Education Act of 1994" and "New Nutraceutical Products").

Manufacturing Facility (the "Madis Facility")
---------------------------------------------

     The Company believes it has the largest botanical extraction facility in North America. Situated on 4.5 acres, the 125,000 square foot Madis Facility contains custom designed stainless steel equipment including milling equipment; percolators; vacuum stills; filters; automatic extractors; ribbon blenders; homogenizers; and high capacity spray, fluid bed and vacuum dryers. Extraction capacity exceeds 15,000 pounds of crude botanical material per day.

     The Company's large-capacity spray dryers produce free-flowing powders for tableting, encapsulation or dissolution in liquids. With an annual spray-drying capacity of more than 8,000,000 pounds, the Company estimates that its current utilization is only approximately one-third of capacity of which approximately 10% is for its own account and the balance for the account of toll customers.

Quality Control in Manufacturing
--------------------------------

     In its registered Food and Drug Administration ("FDA") facility, Madis is authorized to manufacture The United States Pharmacopeia ("U.S.P.") and pharmaceutical grade products such as casanthranol (a further processed product of the bark of the Cascara tree used in natural laxatives), coal tar (used by the cosmetic industry for dandruff control shampoos) and benzoin (used as an aromatic and local antiseptic and skin protectant). The Madis Facility is kosher certified and operates under current Good Manufacturing Practices ("GMP") to assure consistently high quality in the manufacture of its products. The Madis Facility is routinely inspected by the FDA. The facility and manufacturing process also routinely undergoes audits by customers, which include pharmaceutical and large consumer product firms. To the best of its information, the Madis Facility has never failed an audit.

Laboratory
----------

     The Madis Facility contains six laboratories: quality control; research and development; instrumental analytical; flavor; cosmetic; and microbiology, which are all currently in use and fully equipped. The microbiology laboratory, believed to be the first on-site microbiology laboratory in the industry, evaluates finished products for microbiological purity. Madis' microbiological standards of less than five thousand organisms per gram are believed to be the most rigorous among its competitors.

     Quality control and research and development are conducted in the two main laboratories which are divided between the "wet" laboratory and the instrumental analytical laboratory. The wet laboratory is devoted to physical/chemical analysis of products against Madis' customer and compendial specifications. The instrumental analytical laboratory is equipped with state-of-the-art equipment including a Multi-state Mass Spectrometer (LC/Ms/Ms) on line with two High Performance Liquid Chromatographs (HPLC) and two Gas Chromatographs (GC). Thin Layer Chromatography (TLC), Infrared Spectroscopy (IR) and Ultra-violet Spectrophotometry (UV) are also routinely used in research and development.

The Laboratory and the Manufacturing Process
--------------------------------------------

     The manufacturing process begins and ends in the laboratory. Incoming plant materials are evaluated to verify species, variety and quality. Generally, at least three and sometimes more than a dozen samples of a plant are evaluated by the laboratory's proprietary methods prior to purchase. The scientists determine the right menstruum for each plant extract and the optimal method of extraction and drying to maintain product integrity and ensure manufacturing efficiency. Only after a raw material obtains laboratory approval is price a determinative factor in the purchasing process. When an approved material arrives it is tested again against the preshipment sample and if it matches, it is forwarded to production along with the menstruum to be used. The Company estimates that only forty percent of samples are accepted for production. Throughout Madis' proprietary manufacturing processes, called the Unitized(TM) process, the plant raw material is subjected to a series of laboratory control tests which examine physical and chemical properties such as active constituents, color, flavor and purity. The material is then either stored in a finished state called a native extract which is available for further processing when an order is received or further processed into a liquid, solid or powdered extract ready for delivery to the customer who will then use it for their finished product. Prior to delivery, each item undergoes final micro-biological and analytical testing. The Company calls its quality control program Truth in Testing(TM).

Raw Materials
-------------

     The Company buys its raw materials from a variety of growers, collectors and brokers. To date the Company has not experienced any shortage of raw materials that has effected its business other than an occasional increase in price. Nonetheless the demand for botanical products has experienced exponential growth in recent years and the demand pressure for some products may outstrip the capacity of the suppliers. Moreover the Company has developed a new line of standardized products (see "New Nutraceutical Products") which have guaranteed potency, meaning that the products contain a stipulated amount of active ingredients. The Company believes that it has sufficient inventory for its standardized line for the next six months and that its inventory can be replaced without significant cost increase, however botanicals are subject to substantial variations due to weather, ground conditions and political problems in the source country and therefore supply will always be somewhat unpredictable. The Company has in place, in most instances, multiple geographic sources of raw material to minimize this potential problem. Also, the quality of botanicals varies from season to season and year to year, which can impose a limitation on the ability to produce standardized products and which can result in substantial price changes which may or may not be passed on to the consumer depending on demand for the affected product.

Government Regulation and Intellectual Property
-----------------------------------------------

     Madis is regulated by the Food and Drug Administration ("FDA") and the New Jersey Department of Health in matters of cleanliness, labeling and manufacturing practices and conforms to the FDA's proposed "Good Manufacturing Procedures" for the Dietary Supplement industry. Madis is also regulated by the Occupational Safety and Health Administration in matters of general safety in the operation of its manufacturing facility, and the Bureau of Alcohol, Tobacco and Firearms in its use of alcohol in its production process as well as state and federal environment agencies on a variety of environmental issues affecting air and ground water. The United States Department of Agriculture may also inspect the raw materials and plant facilities used in production. To date, the Company has no material problems in any of these regulatory areas.

     The Company has considerable proprietary technology used in its manufacturing processes, quality control and reseach and development. Although it has no patents, the loss or misappropriation of its technology would injure the Company. The Company has numerous trademarks which it uses to differentiate its technology and products and it protects its proprietary technology by confidentiality agreements with employees and prospective customers and other contractees.

     Madis is a member in good standing of the Institute of Food Technologies, the Cosmetic Toiletries and Fragrance Association, the Society of Cosmetic
Chemists, the American Herbal Products Association, the Synthetic Organic Chemical Manufacturing Association, the National Nutritional Foods Association, the American Society of Pharmacognosy, and the American Society for Microbiology. The Madis production facilities are certified by the FDA for food, pharmaceutical and cosmetic ingredient production and have kosher-product certification.

Dietary Supplement Health and Education Act of 1994 ("DSHEA")
-------------------------------------------------------------

     In 1994, DSHEA was enacted to establish the framework for the regulation of nutraceuticals which were being manufactured and marketed not as drugs but as dietary supplements. Except for certain pharmaceuticals manufactured to the standards of the U.S.P. published by the FDA, the Company's nutraceutical products are categorized as dietary supplements under DSHEA and not drugs which require FDA approval. The legislation recognized the importance of nutrition and benefits of dietary supplements in promoting health and preventive health measures. DSHEA defines dietary supplements as vitamins, minerals, herbs or other botanicals, amino acids, or other dietary substances which enhance or increase the total dietary intake. It provides that where an ingredient is first marketed as a dietary supplement and is subsequently approved as a new drug, it can continue to be sold as a supplement unless the Secretary of Health and Human Services rules that it would not be safe to do so. Conversely, if an ingredient is undergoing review as a drug, it cannot be marketed as a supplement unless the Secretary determines it would be safe to do so.

     The FDA has publicly stated its concern that any claims about the efficacy of supplements receive prior approval by that agency. It is anticipated that the FDA will publish regulations about making claims and will adopt current GMPs for the manufacture of nutraceuticals. The Company believes that its GMPs are at least as stringent as any that the FDA is considering.

New Nutraceutical Products
--------------------------

     Historically, most of the nutraceutical products sold by the Company were based on the amount of raw material used in the manufacturing process, i.e., the amount of kilograms of crude material required to produce each kilogram of the plant extract. These extracts, generally called "drug ratios", were the principal nutraceutical products sold by the Company until 1996.

     Increasingly, the dietary supplement market is turning to nutraceuticals that contain a specified amount of a plant ingredient, called the "active ingredient" or "marker". Many of these products were first developed in Europe and are supported by clinical studies which document the efficacy of the active ingredients and that the product is made with a specific level of the active ingredient. Generally these products are called "standardized" or "guaranteed potency" extracts. Many of the Company's competitors, particularly those in Europe, refine products to increase the level of the active ingredient above the level found naturally in the plant. The Company believes that the active ingredient in some botanicals is only a "marker", meaning that it denotes at least one of a plant's active ingredients but it may be only one, among many important ingredients to be found in the plant. Therefore the Company's extracts contain the whole profile of the plant with the active ingredients and/or markers guaranteed to a certain level being only one part of the profile. The Company believes the synergistic effect from different chemical components of a plant mixture are an important part of the efficacy of the extract. The Company utilizes HPLC and Mass Spectrometry to match the profile of the raw plant material with the resultant botanical extract.

     To date, the Company has developed seventeen (17) standardized products and expects to add at least another twenty (20) during 1997.

Competition
-----------

     The Company has numerous competitors, in each of the industry segments it serves both domestically and abroad, principally European. Many of the European competitors are larger than the Company and have more history in making standardized products. Only one domestic producer of standardized nutraceuticals has resources equivalent to the Company. In the flavors and cosmetics segments, the Company believes it is the largest manufacturer of botanical extracts. The Company does not manufacture finished flavors therefore it does not compete with companies such as International Flavors and Fragrances Inc., Givaudan-Roure Corporation or Tastemaker, Inc.

Employees
---------

     At February 28, 1997, the Company had 53 full-time employees, 45 of whom were employed by Madis.

Products Liability Insurance
----------------------------

     The Company has experienced no product liability claims to date, however the development and marketing of botanical extracts entails an inherent risk that product liability claims may be asserted against it in the future. The Company currently has obtained product liability coverage, which it deems adequate, but there can be no assurance that the Company can maintain adequate insurance on acceptable terms in the future. Any claim against the Company would negatively affect the reputation of the Company and a judgment above the policy limits would have an adverse financial effect on the Company.

Item 2. - DESCRIPTION OF PROPERTY
          -----------------------

     On February 1, 1994, the Company entered into a five-year lease agreement with an affiliate for 1,700 square feet of office space at a monthly rate of approximately $3,600.

     Madis leases a 125,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation owned by the minority shareholders of Madis for $20,000 per month, net, plus one percent of the gross revenues of Madis up to an additional $200,000 per annum. The lease has a term of five years and expires in December 1999 with renewable options for fifteen additional years. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories; manufacturing space of 70,000 square feet; and warehousing space of 25,000 square feet.

     Madis also leases a warehouse facility in Teterboro, New Jersey for $120,000 per year from an unrelated party. The lease has a three year term at rates up to $130,000 per year.

     In connection with a Plan of Reorganization discussed in Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations", Madis was required to undertake up to $280,000 in costs to perform specified remedial environmental activities at the South Hackensack facility, including the removal of certain underground storage tanks, which was accomplished in 1995. The remaining accrued liability at December 31, 1996 was approximately $127,000. The Company believes this accrued liability will be sufficient to perform any required remaining remediation activity.

Item 3.  - LEGAL PROCEEDINGS
           -----------------

     The Company is involved from time to time in various lawsuits that arise in the course of its business and the outcome of which, if adverse, would not have a material affect on the financial condition and results of operations of the Company.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
     The Company held its Annual Meeting of Stockholders on October 28, 1996. All nominees to the Company's Board of Directors were elected.

         The following is a vote tabulation for all nominees:

                                                For             Withheld
            Paul O. Koether                  6,376,019           45,858
            Mark W. Jaindl                   6,376,178           45,699
            William Mahomes, Jr.             6,376,163           45,714
            Alfredo Mena                     6,376,163           45,714



                                     PART II


Item 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

     At February 28, 1997, the Company had approximately 2,800 stockholders of record. The Company's common stock currently trades on the NASDAQ/National Market System under the symbol "PURW."

     The following table sets forth the high and low closing prices for the common stock for the periods indicated, as reported by NASDAQ on the National Market System.

         Calendar Quarter Ended:
                                                  High              Low
                                                 ------            ------
         1996

                  March 31                     $ 4 1/16           $ 2 1/8
                  June 30                        3 9/16             2 3/16
                  September 30                   2 1/4              1 11/16
                  December 31                    2 1/2              1 11/16

         1995

                  March 31                     $ 1 3/4            $ 1 3/8
                  June 30                        1 15/16            1 7/16
                  September 30                   3 1/2              1 7/8
                  December 31                    3 1/16             1 7/8


     The Company had not declared or paid any dividends on its common stock in 1996 and 1995 and does not foresee doing so in the immediate future.

Item 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------------

Acquisition of Madis Botanicals, Inc.
-------------------------------------

     On January 3, 1995, one of the Company's wholly-owned subsidiaries merged (the "Merger") with Dr. Madis Laboratories, Inc. ("DML"), a New Jersey corporation located in South Hackensack, New Jersey. The surviving corporation in the Merger operates under the name of Madis Botanicals, Inc. ("Madis") and is owned 83% by the Company and 17% by the former shareholders of DML. In addition, the Company issued to the former DML shareholders options to acquire 250,000 shares of the Company's Common Stock at its then approximate fair value of $2.10 per share. Madis, a manufacturer of natural products, had sales of approximately $6.6 million in 1996 and $6.2 million in 1995.

     The Merger was effected in connection with a Plan of Reorganization (the "Plan") filed by DML in Chapter 11 proceedings under the Federal Bankruptcy Law. The Plan was confirmed on November 29, 1994 by the United States Bankruptcy Court in Newark, New Jersey. Under the terms of the Merger, the Company financed the Plan which provided for the payment to the creditors of $3.2 million, of which approximately $2.3 million was advanced by the Company and approximately $900,000 was paid by Madis from funds on hand. The balance of DML's indebtedness was assumed by the Madis and was paid as due from working capital.

     Two principal shareholders of DML, who were also executive officers, received employment agreements under which one served as Chairman Emeritus of Madis until his death on March 13, 1997 at an annual salary of $100,000 and the other serves as an executive officer for a period of four years commencing January 3, 1995 at an annual salary of $150,000. The premises occupied by Madis are leased from a corporation owned by the former DML shareholders at an annual rent of $240,000, net, plus 1% of gross revenues up to an additional $200,000 per annum. For additional information about the premises, see Note 9 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources
-------------------------------
     At December 31, 1996, the Company had cash and cash equivalents of $10.9 million. Cash equivalents consisted of treasury bills with maturities of less than three months and yields ranging from 4.96% to 5.16%. The Company also had marketable securities with a market value of approximately $909,000 at December 31, 1996. Marketable securities consisted of trading securities ($62,000) and securities available-for-sale ($847,000). See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information. The Company has no funded debt. The management of the Company believes that its financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

     Net cash of $735,000 was provided by operations in 1996 compared to a net use of cash of approximately $2.0 million in 1995. Net income of $229,000 and net trading security transactions of approximately $1.8 million were the primary causes of the increase in cash flow in 1996 compared to 1995. Net trading and U.S. Treasury securities transactions used cash of $584,000 in 1995. The increase in cash flows from operations in 1996 were partially offset by a net growth in inventory of $430,000, which was due almost entirely to the introduction of KavaPure(TM) in 1996. KavaPure(TM) is available in fluid and softgel capsules in the retail market and in powdered, fluid and softgel forms in other markets.

     Investing activities provided cash of $900,000 in 1996, compared to a use of cash of approximately $2.2 million in 1995. In November 1996, the Company and American Industrial Properties REIT ("IND") entered a settlement agreement resolving all disputes and litigation that arose between them as a result of the Company's efforts to influence the management of and protect its investment in IND. The settlement agreement provided that IND pay $825,000 to the Company as reimbursement for costs incurred in connection with the disputes and as consideration for releases and a standstill agreement. The Company also sold its investment in IND to an unrelated third party for an aggregate price of approximately $2.5 million. IND agreed to make numerous changes to its Bylaws designed to remedy the corporate governance problems which the Company pointed to in the disputes. The sale of the investment in IND resulted in a net gain of approximately $619,000. The reimbursement of expenses incurred in prior years of $394,000 to protect the Company's investment in IND was recorded as other income, while the remaining reimbursement of $431,000 offset expenses incurred in 1996.

     In May 1996, the Company made an investment in non-voting common stock representing 25% ownership of Gaia Herbs, Inc. ("Gaia") for approximately $1.0 million. Gaia manufactures and distributes natural products. Gaia is a privately-held company and does not publish financial results. The Company is accounting for this investment under the cost method.

     The net purchase of furniture and equipment of $332,000 in 1996, principally reflects the acquisition of a new management information system and the continuous enhancement of and addition to laboratory and production equipment at Madis. In 1995, the net acquisition of furniture and equipment was $177,000.

     Cash flows used in investing activities in 1995 of approximately $2.2 million consisted principally of the purchase of Madis of $1.7 million and the loans to minority shareholders of Madis, net of repayment.

     In February 1994, the Company announced a plan to purchase up to two million shares of the Company's common stock, subject to market conditions and other considerations (the "Repurchase Plan") as determined by the Board of Directors. As of December 31, 1996, 567,746 shares had been acquired under the Repurchase Plan for an aggregate cost of approximately $806,000. The Company repurchased 21,204 shares in 1995 for an aggregate cost of approximately $31,000. In 1996, 70,579 shares were repurchased for an aggregate cost of approximately $127,000. All shares repurchased in 1995 and 1996 have been canceled and returned to the status of authorized but unissued shares.

Results of Operations
---------------------

     The Company's consolidated operations resulted in net income of $229,000, or $.03 per share in 1996, compared to net income of $41,000, or $.01 per share in 1995. The consolidated results of operations for 1996 reflect the net gain on the sale of the Company's investment in IND of $619,000 and the reimbursement of expenses of $825,000 as described above.

     Madis and Pure World Botanicals, Inc., a 100% owned subsidiary of the Company ("PWBI"), had consolidated combined sales in 1996 of approximately $6,643,000 compared to sales of approximately $6,173,000 in 1995, an increase of approximately $470,000 or 7.6%. Cost of goods sold was $4.3 million and gross margin was $2.3 million in 1996, compared to cost of goods sold of $3.9 million and gross margin of $2.3 million in 1995. Gross margin as a percentage of sales was 35.4% and 37% in 1996 and 1995 respectively. The decrease in gross margin as a percentage of sales was due principally to increased production costs in 1996.

     In 1996, the Company recorded net gains on marketable securities of $918,000, compared to net gains of $407,000 in 1995. Net gains on marketable securities in 1996 were composed of net realized gains of $1,159,000 and net unrealized losses of $241,000. Gains on marketable securities in 1995 were composed of realized gains of $143,000 and net unrealized gains of $264,000. Total stockholders' equity was increased at December 31, 1996 by $282,000 to reflect the increase in current market value in securities available-for-sale from their cost basis. See Note 1 of Notes to Consolidated Financial Statements for additional information on the accounting for securities available-for-sale.

     Interest, dividend and other income was $938,000 in 1996, an increase of $67,000, or 7.7% from the $871,000 recorded in 1995. Interest income was $502,000 in 1996, a decrease of $136,000 or 21.3% from the $638,000 recorded in
1995. This decrease was due to lower investable balances and prevailing interest rates in 1996 compared to 1995. Dividend income was $39,000 in 1996 compared to $178,000 in 1995, a decrease of $139,000. The decrease in dividends was due to the marketable securities mix. All other income increased from $55,000 in 1995 to $397,000 in 1996. The increase in all other income was due principally to the reimbursement of expenses in connection with the IND settlement agreement as described above. In 1995 all other income of $55,000 consisted principally of the sale of fully depreciated and unneeded equipment at Madis.

     General and administrative expenses (consisting of personnel, professional and all other expenses) were $4.0 million in 1996, compared to $3.5 million in 1995, an increase of approximately $500,000. Personnel expenses were $1,813,000 in 1996, an increase of $376,000, or 26.2%, from $1,437,000 in 1995. The principal reason for the increase was added management and laboratory personnel at Madis as well as cost of living and merit increases given to the employees of the Company and Madis. Professional fees were $698,000 in 1996, a decrease of $267,000, or 27.7%, from the 1995 amount of $965,000. The reimbursement of expenses from the IND dispute as described above was the major reason for the decrease in expenses. The reduction in all other legal expenses related to the acquisition and management of Madis was offset by other professional fees incurred in new product development. Other general and administrative expenses were $1,462,000 in 1996, an increase of $356,000 or 32.2% from $1,106,000 in
1995. Travel and entertainment expense increased by $129,000; advertising expense increased by $114,000; general office expense increased by $94,000, and all other expense had a net increase of $19,000. These expenses were principally due to an increased sales effort in 1996 and the introduction of new products, especially KavaPure(TM).

Item 7. - FINANCIAL STATEMENTS
          --------------------

The financial statements filed with this item are listed below:


Independent Auditors' Report

Consolidated Financial Statements:

         Consolidated Balance Sheet as of December 31, 1996

         Consolidated Statements of Operations for the Years ended December 31, 1996 and 1995

         Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1996 and 1995

         Consolidated Statements of Cash Flows for the Years ended December 31, 1996 and 1995

         Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Pure World, Inc.:

We have audited the accompanying consolidated balance sheet of Pure World, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pure World, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.






/S/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 14, 1997



                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1996
                                   (in $000's)

ASSETS
Current Assets:
Cash and cash equivalents                                             $10,865
Trading securities                                                         62
Accounts receivable, net of allowance for
   uncollectible accounts and returns and
   allowances of $120                                                   1,074
Inventories                                                             1,991
Other current assets                                                      326
                                                                      -------
      Total current assets                                             14,318
                                                                      -------
Securities available-for-sale                                             847
Investment in Gaia Herbs, Inc.                                          1,010
Furniture and equipment, net                                            1,510
Notes receivable from affiliates                                          603
Goodwill, net of accumulated amortization of $177                       1,238
Other assets                                                               21
                                                                      -------
      Total assets                                                    $19,547
                                                                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                      $   312
Accrued expenses and other liabilities                                  1,784
                                                                      -------
      Total liabilities                                                 2,096
                                                                      -------

Commitments and Contingencies                                               -

Stockholders' equity:
   Common stock, par value $.01;
   30,000,000 shares authorized;
   7,634,378 shares issued and outstanding                                 76
Additional paid-in capital                                             43,643
Accumulated deficit                                                  ( 26,550)
Unrealized gains on securities
   available-for-sale                                                     282
                                                                      -------
     Total stockholders' equity                                        17,451
                                                                      -------
     Total liabilities and stockholders' equity                       $19,547
                                                                      =======





          See accompanying notes to consolidated financial statements.




                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in $000's, except per share data)


                                                     Year Ended December 31,
                                                     -----------------------
                                                       1996            1995
                                                      ------          ------
Revenues:
   Sales                                             $ 6,643         $ 6,173
   Net gains on marketable securities                    918             407
   Interest, dividend and other income                   938             871
                                                     -------         -------
                                                       8,499           7,451
                                                     -------         -------

Expenses:
   Cost of goods sold                                  4,292           3,891
   Personnel                                           1,813           1,437
   Professional fees                                     698             965
   Other                                               1,462           1,106
                                                      ------         -------
                                                       8,265           7,399
                                                      ------         -------

Income before income taxes                               234              52
Provision for income taxes                                 5              11
                                                     -------         -------
Net income                                           $   229         $    41
                                                     =======         =======

Net income per share                                 $   .03         $   .01
                                                     =======         =======

Weighted average shares
  outstanding (in 000's)                               7,683           7,709
                                                     =======         =======





          See accompanying notes to consolidated financial statements.


                                              PURE WORLD, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         (in 000's)

                                                                                                         Unrealized
                                                                                                        Gains/(Losses)      Total
                                                                       Additional                       On Securities       Stock-
                                        Total Shares       Common       Paid-In      Accumulated          Available         Holders
                                         Outstanding       Stock        Capital        Deficit            for-Sale          Equity
                                        ------------       ------      ----------    -----------        -------------       -------

Balance, December 31, 1994                  7,726           $ 77         $43,800      ($26,820)           ($742)           $16,315

Change in net unrealized gains/
 losses on securities
 available-for-sale                            --             --              --            --              641                641

Net income                                     --             --              --            41               --                 41

Repurchase and cancellation
 of common stock                           (   21)            --        (     31)           --               --           (     31)
                                            -----           ----         -------       -------             ----            -------

Balance, December 31, 1995                  7,705             77          43,769       (26,779)            (101)            16,966

Change in net unrealized gains/
 losses on securities
 available-for-sale                            --             --              --            --              383                383

Net income                                     --             --              --           229               --                229

Repurchase and cancellation
 of common stock                           (   71)         (   1)       (    126)           --               --          (     127)
                                            -----           ----         -------       -------             ----           --------

Balance, December 31, 1996                  7,634           $ 76         $43,643      ($26,550)            $282            $17,451
                                            =====           ====         =======       =======             ====            =======


          See accompanying notes to consolidated financial statements.






                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in $000's)

                                                       Year Ended December 31,
                                                       -----------------------
                                                        1996             1995
                                                       ------           ------

Cash flows from operating activities:
  Net income                                          $   229          $    41
  Adjustments:
      Depreciation and amortization                       330              211
      Net trading and U.S. Treasury
       securities transactions                          1,775         (    584)
      Gain on sale of securities
        available-for-sale                           (    641)               -
      Change in inventories                          (    430)        (    102)
      Change in receivables                          (    164)        (    147)
      Change in accounts payable and other
        accruals                                     (    288)        (  1,490)
      Other, net                                     (     76)              95
                                                      -------          -------
      Net cash provided by (used in)
        operating activities                              735         (  1,976)
                                                      -------          -------

Cash flows from investing activities:
  Purchase of a business less cash acquired                 -         (  1,717)
  Purchase of furniture and equipment, net           (    332)        (    177)
  Proceeds from sale of securities
    available-for-sale                                  2,530                -
  Purchase of securities available-for-sale          (    444)        (    127)
  Loans to affiliates                                (    100)        (    303)
  Repayments of loans to affiliates                       123              160
  Investment in Gaia Herbs, Inc.                     (  1,010)               -
  Other, net                                              133                -
                                                      -------          -------
      Net cash provided by (used in)
       investing activities                               900         (  2,164)
                                                      -------          -------

Cash flows from financing activities:
  Repurchase of common stock                         (    127)        (     31)
  Other, net                                                -              101
                                                      -------          -------
     Net cash provided by (used in) financing
        activities                                   (    127)              70
                                                      -------          -------
     Net increase (decrease) in cash
      and cash equivalents                              1,508         (  4,070)
Cash and cash equivalents at beginning
  of year                                               9,357           13,427
                                                      -------          -------
Cash and cash equivalents at
  end of year                                         $10,865          $ 9,357
                                                      =======          =======



          See accompanying notes to consolidated financial statements.



                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1996 and 1995


1.       Summary of Significant Accounting Policies
         ------------------------------------------

         Basis of Consolidation
         ----------------------

         The consolidated financial statements include the accounts of Pure World, Inc. (the "Company" or "Pure World") its 83% owned subsidiary Madis Botanicals, Inc. ("Madis") and its 100% owned subsidiary Pure
         World Botanicals, Inc. ("PWBI") after elimination of all material intercompany accounts and transactions. The Company, through its subsidiaries, manufactures natural products for the nutraceutical, flavor and cosmetic industries.

         The acquisition of Madis described in Note 2 of Notes to Consolidated Financial Statements occurred on January 3, 1995 and was accounted for using the purchase method. Therefore, Madis' financial condition, results of operations, and cash flows are included in the consolidated financial statements from that date forward.

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

         Marketable Securities
         ---------------------

         Marketable securities are classified into three categories: debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in the results of operations; and debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from the results of operations and reported as a separate component of stockholders' equity.

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

                     Years Ended December 31, 1996 and 1995


         Inventories
         -----------

         Merchandise inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method of accounting.

         Investment in Gaia Herbs, Inc.
         ------------------------------

         In May 1996, the Company made an investment in non-voting common stock representing 25% ownership of Gaia Herbs, Inc. ("Gaia") for approximately $1.0 million. Gaia manufactures and distributes natural products. Gaia is a privately-held company and does not publish financial results. The Company is accounting for this investment under the cost method.

         Furniture and Equipment
         -----------------------

         The Company records all furniture and equipment at cost. Depreciation is computed using the straight-line method over the related estimated useful life of the asset. Gains or losses on dispositions of furniture and equipment are included in operating results. Furniture and equipment of Madis as of January 3, 1995 was adjusted to their fair values in connection with the acquisition of Madis.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of
         Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") which the Company adopted in 1996. The Company evaluates the carrying value of its long-lived assets whenever there is a significant change in the use of an asset and adjusts the carrying value, if necessary, to reflect the amount recoverable through future operations. The adoption of FAS 121 had no effect on the Company's results of operations or financial condition.

         Goodwill
         --------

         Goodwill has been established in connection with the acquisition of Madis. Goodwill is being amortized using the straight-line method over a fifteen-year period.

         Fair Value of Financial Instruments
         -----------------------------------

         The carrying amounts reported in the balance sheet for cash and cash equivalents, investments, accounts receivable and payables approximate their fair value.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1996 and 1995


         Income Taxes
         ------------
         The Company follows the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
         109). SFAS No. 109 requires an asset and liability approach for the accounting for income taxes.

         Net Income per Share
         --------------------

         Net  income  per share is  calculated  by  dividing  net  income by the weighted average number of outstanding common stock and common equivalent stock, which consists of the dilutive effect of the assumed exercise of certain outstanding stock options when applicable.

2.       Acquisition of Madis
         --------------------

         On January 3, 1995, one of the Company's wholly-owned subsidiaries merged (the "Merger") with Dr. Madis Laboratories, Inc., a New Jersey corporation located in South Hackensack, New Jersey ("DML"). The surviving corporation in the Merger operates under the name Madis Botanicals, Inc. and is owned 83% by the Company and 17% by the former shareholders of DML. In addition, the Company issued to the former DML shareholders options to acquire 250,000 shares of the Company's Common Stock at its approximate fair value at the date of acquisition.

         The Merger was effected in connection with a Plan of Reorganization (the "Plan") filed by DML in Chapter 11 proceedings under the Federal Bankruptcy law. The Plan was confirmed on November 29, 1994 by the United States Bankruptcy Court in Newark, New Jersey. Under the terms of the Merger, the Company financed the Plan which provided for Madis creditors to be paid approximately $3.2 million, of which approximately $2.3 million was advanced by the Company and approximately $900,000 was paid by Madis from funds on hand. The balance of DML's indebtedness was assumed by Madis and was paid as due from working capital.

         Two principal shareholders of DML, who were also executive officers, received employment agreements under which one served as Chairman Emeritus of Madis until his death on March 13, 1997 at an annual salary of $100,000 and the other serves as an executive officer for a period of four years commencing January 3, 1995 at an annual salary of $150,000. The premises occupied by Madis are leased from an affiliated corporation owned by the minority shareholders of Madis at an annual rent of $240,000, net, plus 1% of gross revenues up to an additional $200,000 per annum.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1996 and 1995


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

         The  following  is  a  summary  of   the  allocation  of  the  purchase
         price  of approximately $3.2 million (in 000's):




               Current assets                               $ 2,200
               Property and equipment                         1,300
               Other assets                                     100
               Current liabilities                         (  1,200)
               Other liabilities                           (    600)
               Goodwill                                       1,400
                                                             ------
                                                            $ 3,200
                                                            =======




3.       Marketable Securities
         ---------------------

         At December 31, 1996, marketable securities consisted of the following (in $000's):

                                                         Gross         Gross
                                           Cost          Holding       Holding     Fair
                                           Basis         Gains         Losses      Value
                                           -----         -------       -------     -----

             Trading securities           $   75         $    -        $  13      $   62

             Securities
               available-for-sale            565            282            -         847
                                          ------         ------         -----     ------

             Total marketable
               securities                 $  640         $  282        $  13      $  909
                                          ======         ======        =====      ======

         All marketable securities are investments in common stock.

         Realized gains and losses of $1,161,00 and $2,000, respectively, as well as net unrealized losses of $241,000 were included in the results of operations for the year ended December 31, 1996. The net unrealized gains on securities available-for-sale included as a separate component of consolidated stockholders' equity was approximately $282,000 at December 31, 1996.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1996 and 1995



4.       Inventories
         -----------

         Inventories are comprised of the following (in 000's):



                     Raw materials                     $  451
                     Work-in-process                       17
                     Finished goods                     1,523
                                                       ------
                      Total inventories                $1,991
                                                       ======




5.       Common Stock
         ------------

         Stock Repurchase
         ----------------

         In February 1994, the Company announced a plan to purchase up to two million shares of the Company's common stock, subject to market conditions and other considerations (the "Repurchase Plan") as determined by the Board of Directors. As of December 31, 1996, 567,746 shares had been acquired under the Repurchase Plan for an aggregate cost of approximately $806,000.

         The Company repurchased 21,204 shares in 1995 for an aggregate cost of approximately $31,000. In 1996, 70,579 shares were repurchased for an aggregate cost of approximately $127,000. All shares repurchased in 1995 and 1996 have been canceled and returned to the status of authorized but unissued shares.

         Stock Options
         -------------

         In August 1991, the Board of Directors of the Company adopted a Non-Qualified Stock Option Plan (the "Option Plan"). Under the Option Plan, non-qualified options to purchase up to an aggregate of 500,000 shares of common stock of the Company may be granted by the Board of Directors to officers, directors and employees of the Company at their fair market value at the date of grant. Options will expire five years from date of grant and will be exercisable as to one-half of the shares on the date of grant of the option and as to the other half, on the first anniversary of the date of grant of the option, or under such other terms as determined by the Board of Directors.

         The following table summarizes option transactions under the Option Plan for the year ended December 31, 1995 and 1996:



                                                                  Price
                                                  Shares          Range
                                                  ------          ------
               Options outstanding at
                 December 31, 1994                255,000      1.3125 - $1.75
               Options granted in 1995            235,000      $1.71875
               Options canceled                         -
               Options exercised                        -
                                                  -------
               Options outstanding at
                 December 31, 1995 and 1996       490,000      $1.3125 - $1.75
                                                  =======


                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1996 and 1995

         In addition, in 1995 in connection with the Madis acquisition, the Company issued to the former DML shareholders options outside of the Option Plan to acquire 250,000 shares of the Company's common stock at its then approximate fair value of $2.10 per share. Three employees of Madis were also given a total of 60,000 options outside of the Option Plan with prices ranging from $2.00 - $2.10, the approximate fair market value at the time of grant, in connection with their employment. In 1996, 57,000 options were granted outside of the Option Plan to various employees of the Company and Madis with prices ranging between $1.8125 and $2.25, the approximate fair market value at the time of the grant.

         The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for stock options issued.

         Had compensation cost for the issued stock options been determined based upon the fair values at the rates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:



                     Net income:                             1996
                                                             ----
                       As reported (in 000's)                $229
                       Pro forma (in 000's)                  $ 76

                     Net income per common share:
                       As reported                           $.03
                       Pro forma                             $.01


         All options granted to date have an exercise price equal to the market price of the Company's stock on the grant date. For purposes of calculating the compensation cost consistent with FAS No. 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 48 percent; risk free interest rates between 5.25 percent and 7.63 percent; and weighted average expected lives of 5 years.

6.       Settlement of Dispute and Litigation with American Industrial
         Properties REIT
         -------------------------------------------------------------

         In November 1996, the Company and American Industrial Properties REIT ("IND") entered a settlement agreement resolving all disputes and litigation that arose between them as a result of the Company's efforts to influence the management of and protect its investment in IND. The settlement agreement provided that IND pay $825,000 to the Company as reimbursement for costs incurred in connection with the disputes and as consideration for releases and a standstill agreement. The Company also sold its investment in IND to an unrelated third party for an aggregate price of approximately $2.5 million. IND agreed to make numerous changes to its Bylaws designed to remedy the corporate governance problems which the Company pointed to in the disputes. The sale of the investment in IND resulted in a net gain of approximately $619,000. The reimbursement of expenses incurred in prior years of $394,000 to protect the Company's investment in IND was recorded as other income, while the remaining reimbursement of $431,000 offset expenses incurred in 1996.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1996 and 1995


7.       Compensation Arrangements
         -------------------------

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

         The term is to be automatically extended one day for each day elapsed after the Effective Date. The Chairman may terminate his employment under the Agreement under certain conditions specified in the Agreement, and the Company may terminate the Chairman's employment under the Agreement for cause. In the event of the Chairman's death during the term of the Agreement, his beneficiary shall be paid a monthly death benefit equal to $215,000 per year for three years payable in equal monthly installments. Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement, he shall be paid an annual disability payment equal to 80 percent of his base salary plus cash bonuses in effect at the time of the disability. Such disability payments shall continue until the Chairman attains the age of 70. The Company accrued approximately $35,000 in each of 1995 and 1996 for the contingent payments provided under the terms of the Agreement.

         In connection with the Madis acquisition, two employees were given employment agreements commencing January 3, 1995. The Chairman Emeritus of Madis (who passed away on March 13, 1997) entered into an employment contract with Madis for a three-year period at an annual salary of $100,000. An executive officer of Madis entered into an employment agreement with Madis for a term of four years at an annual salary of $150,000. Both of the employment arrangements may be terminated for cause, as defined in the contract.

8.       Income Taxes
         ------------

         At December 31, 1996, the Company had net operating loss carryforwards of approximately $21 million for Federal income tax reporting purposes, which expire in the years 2002 to 2011. Additionally, the Company has investment and research and development tax credit carryforwards aggregating approximately $200,000 and $870,000, respectively, which expire from 1997 through 2000. The ultimate realization of the tax benefits from the net operating loss and tax credit carryforwards is dependent upon future taxable earnings of the Company.

         The Company's federal income tax returns for the years ended March 31, 1987 and 1988 and for the nine months ended December 31, 1988 were examined by the Internal Revenue Service ("IRS"). The IRS challenged the deductibility of certain payments aggregating approximately $8.1 million made during those periods in connection with certain litigation settlements and legal fees primarily related to the settlement of a class action lawsuit. The Company disagrees with the IRS. Even though the Company intends to vigorously defend its position when it utilizes the NOL, there can be no assurance that the Company's position will be sustained.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1996 and 1995



The components of income tax expense (benefit) were as follows (in $000's):


                                               1996           1995
                                              ------         ------

          Federal-current                     $    7        $    -
          State-current                       (    2)           11
          Deferred                                 -             -
                                              ------        ------
            Total                             $    5        $   11
                                              ======        ======


Deferred income taxes reflect the tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1996 are as follows (in 000's):




          Deferred tax assets:
            Net operating loss carryforwards                $7,244
            Alternative minimum tax ("AMT")
              and other credit carryforwards                 1,177
            Other, net                                         352
                                                            ------
                                                            $8,773
                                                            ======

          Valuation allowance                              ($8,773)
                                                            ======

          Net deferred tax asset                            $    -
                                                            ======


A reconciliation of the provision for income tax expense to the expected income tax expense (income before income taxes times the statutory tax rate of 34%) is as follows (in 000's):


                                               1996             1995
                                             --------         -------
          Income before income taxes          $  234          $   52
          Statutory federal income
            tax rate                              34%             34%
                                              ------          ------
          Expected income tax                     80              18

          Dividends received deduction       (     9)        (    34)
          Alternative minimum tax                  7               -
          State tax                          (     1)              7
          Change in valuation allowance      (   108)             54
          Other, net                              36         (    34)
                                              ------          ------
          Provision for income taxes          $    5          $   11
                                              ======          ======





                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1996 and 1995


         The Tax Reform Act of 1986, as amended, provides for a parallel tax system which requires the calculation of AMT and the payment of the higher of the regular income tax or AMT. The Company also has an AMT credit carryforward of approximately $112,000 which will be allowed as a credit carryover against regular tax in the future in the event the regular tax exceeds the AMT tax.

9.       Commitments, Contingencies and Related Party Transactions
         ---------------------------------------------------------

         The Chairman of the Company is the Chairman of a brokerage firm which provided investment services to the Company during the years ended December 31, 1996 and 1995. Brokerage commissions paid by the Company totaled approximately $33,000 in 1996 and $42,000 in 1995.

         The Chairman of the Company is also the President of Sun Equities Corporation ("Sun"), the Company's principal stockholder. The Company reimburses Sun for the Company's proportionate share of the cost of certain group medical insurance and office supplies. Such reimbursements for the years ended December 31, 1996 and 1995 amounted to approximately $76,000 and $64,000, respectively.

         Rosenman & Colin, LLP ("R&C") performed substantial legal work for the Company and its subsidiaries in 1996 and 1995. Natalie I. Koether, President of the Company and of Madis and the wife of the Chairman of the Company, is of counsel to R&C. Aggregate fees and expenses billed to the Company and its subsidiaries were approximately $118,000 in 1996 and $630,000 in 1995. The professional fees represented work performed primarily for proxy contests undertaken in connection with IND and the acquisition and management of Madis.

         Madis leases a 125,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation ("Madis Affiliate") owned by the minority shareholders of Madis for $20,000, net, per month plus one per cent of the gross revenues of Madis up to an additional $200,000 per year over a term of five years expiring in December 1999 with renewal options for fifteen additional years. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories, manufacturing space of 70,000 square feet; and warehousing space of 25,000 square feet.

         Madis also leases a warehouse facility in Teterboro, New Jersey for $120,000 per year from an unrelated party for a term of three years beginning January 1, 1997 at rates up to $130,000 per year.

         The Company rents office space on a month-to-month basis from an affiliate. Such rent expense was approximately $43,000 in 1996 and in 1995.

         In connection with the Merger, the Madis Affiliate borrowed $200,000 from the Company (the "First Loan") in 1995, and the Madis Affiliate and its shareholders borrowed $205,000 in 1994 from the Company (the "Second Loan"). Both Loans bore interest at the rate of 2% above the Citibank prime rate (but in no event more than 13%) and are collateralized by the Madis facility. The First Loan was repayable at $10,000 per month plus interest commencing February 1, 1995 until it was satisfied and thereafter the Second Loan will be repaid at the rate of $10,000 per month plus interest until it is satisfied. The First Loan has been paid off in 1996 and the current balance of the Second Loan was approximately $185,000 at December 31, 1996.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1996 and 1995


     In connection with the Plan, Madis was required to undertake up to $280,000 in costs to perform specified remedial environmental activities at the South Hackensack facility, including the removal of certain underground storage tanks, which was accomplished in 1995. The remaining accrued liability at December 31, 1996 was approximately $127,000. The Company believes this accrued liability will be sufficient to perform all required remaining remediation activity.

     During 1995, the Company loaned money to an officer of the Company and to an officer of Madis to acquire common stock ("Stock") of the Company in the open market. These loans, amounting to $86,000, are non-recourse loans collateralized by the Stock, bearing interest at the minimum rate required under the Internal Revenue Code to avoid imputation of interest. Also in 1995 in connection with the acquisition of Madis, the Company loaned $210,000 to Voldemar Madis, who serves as Vice-Chairman of the Company and of Madis. In the past, Mr. Madis had made loans for the same amount to DML while it operated under the protection of Federal Bankruptcy Law. These loans were not repaid when DML was removed from bankruptcy. The loan made to Mr. Madis by the Company bears interest at a rate of 8.125%, has a five-year term, and is collateralized by Mr. Madis' personal residence. The loan to Mr. Madis has a principal balance of $204,000.

Item 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------------------------------------

         Not applicable.

                                    PART III


Item 9. -         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
                  ------------------------------------------------------------

     The four members of the Board of Directors were elected at the 1996 Annual Meeting of Stockholders and will serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The Company's officers are elected by and serve at the leave of the Board.

     There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. Paul O. Koether, the Chairman of the Company, and Natalie I. Koether, the President of the Company, are spouses.

     The directors and executive officers of the Company at February 28, 1997 were as follows:

                                                     Position and Office
                                                     Presently Held with                Director
Name of Person                       Age                 the Company                     Since
--------------                       ---             -------------------              -------------

Paul O. Koether                      60              Chairman                             1988
                                                     and Director of the
                                                     Company; Chairman
                                                     of Madis

Mark W. Jaindl                       37              Director                             1994

Alfredo Mena                         44              Director                             1992

William Mahomes, Jr.                 50              Director                             1993

Natalie I. Koether                   57              President of the                        -
                                                     Company and Madis

Voldemar Madis                       56              Vice Chairman of the                    -
                                                     Company and Madis

Mark Koscinski                       39              Senior Vice President                   -
                                                     of the Company; Vice
                                                     President, Treasurer
                                                     and Secretary of Madis

John W. Galuchie, Jr.                44              Executive Vice President,               -
                                                     Treasurer and Secretary
                                                     of the Company
--------------------

     Paul O. Koether is principally engaged in the following businesses: (i) the Company, as Chairman since April 1988, President from April 1989 to February 1997, a director since March 1988, and for more than five years as the Chairman and President of Sun Equities Corporation ("Sun"), a private, closely-held corporation which is the Company's principal stockholder; (ii) as Chairman of Madis Botanicals, Inc., ("Madis") a majority-owned subsidiary of the Company, since January 1995 and as a director since December 1994; (iii) as Chairman and director since July 1987 and President since October 1990 of Kent Financial Services, Inc. ("Kent") which engages in various financial services, including the operation of a retail brokerage business through its wholly-owned subsidiary, T. R. Winston & Company, Inc. ("Winston") and the general partner since 1990 of Shamrock Associates, an investment partnership which is the principal stockholder of Kent; (iv) various positions with affiliates of Kent, including Chairman since 1990 and a registered representative since 1989 of Winston; and
(v) since July 1992, as Chairman of American Metals Service, Inc., which is currently seeking to acquire an operating business. Prior to August 1994, Mr. Koether also served as Chairman and director of NorthCorp Realty Advisors, Inc. ("NorthCorp"), formerly a subsidiary of the Company.

     Mark W. Jaindl. From May 1982 to October 1991, and again since May 1995, Mr. Jaindl has served as Chief Financial Officer of Jaindl Farms, which is engaged in diversified businesses, including the operation of a 12,000-acre turkey farm, a John Deere dealership and a grain operation. Mr. Jaindl is Vice Chairman of American Bank of the Lehigh Valley, a commercial bank located in Allentown, Pennsylvania. He also serves as the Chief Financial Officer of Jaindl Land Company, a developer of residential, commercial and industrial properties in eastern Pennsylvania. From June 1992 until May 1995 he was Senior Vice President of the Company. He was Senior Vice President of Madis from December 1994 until May 1995 and a director of Madis since December 1994 and he has served as a director of American Metals Service, Inc. since July 1992. Mr. Jaindl was a director of NorthCorp from June 1992 until September 1994 and was Interim President of NorthCorp from February 1994 until August 1994.

     Alfredo Mena. Since October 4, 1995, Mr. Mena has served as the Presidential Commissioner for Privatization and Modernization of El Salvador. He has been the President of CIA. Salvadorena de Inversiones, S.A. de C.V. since 1986 and had served as its Director and General Manager from 1974 to 1986. CIA. Salvadorena de Inversiones, S.A. de C.V. is engaged in coffee growing, processing and exporting. Mr. Mena is a citizen of El Salvador.

     William Mahomes, Jr. Since March 1997 Mr. Mahomes has been with the law firm of Winstead Sechrest & Minich, P.C. From 1994 to March 1997, Mr. Mahomes was a Senior Shareholder of the law firm of Locke Purnell Rain Harrell. From 1990 to 1994 he was an international partner in the Dallas office of Baker & McKenzie. Prior to that, from 1987 to 1990, he served as Vice President and General Counsel of Pro-Line Corporation, which is engaged in the manufacture and distribution of hair care products. Mr. Mahomes currently serves on the Board of Directors of a variety of organizations, including the Bethlehem Foundation, The Salvation Army, MESBIC Financial Corporation, St. Philip's Academy, Dallas Black Chamber of Commerce, the Dallas Opera and the Texas Real Estate Council.

     Natalie I. Koether is engaged principally in the following activities: (i) President of the Company since February 1, 1997 and President and Director of Madis since November 1995; (ii) Counsel with the law firm of Rosenman & Colin, LLP, from September 1993. From February 1989 to September 1993, Mrs. Koether was the partner-in-charge of the New York and New Jersey offices of Keck Mahin Cate & Koether, a national law firm.

     Voldemar Madis is principally engaged in the following businesses: (i) Vice Chairman of the Company and of Madis since November 1, 1995 and (ii) President of IVM Corporation ("IVM"). IVM is a real estate holding company. From 1973 through 1994, Mr. Madis was the President of Dr. Madis Laboratories, Inc. ("DML"). Both IVM and DML operated under the protection of Federal Bankruptcy Law for the five-year period prior to January 3, 1995 when DML was acquired by the Company. IVM is the owner of the premises occupied by Madis. The terms of the lease are described in "Item 2 - Description of Property". For more information on DML see "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Mark Koscinski, a certified public accountant is engaged in the following activities: (i) the Company as Senior Vice President and principal accounting and financial officer since August 1993; (ii) Vice President of Sun since August 1993; (iii) Vice President, Treasurer and Secretary and a Director of Madis since December 1994; and (iv) Vice President of Kent and Winston since August 1993. Mr. Koscinski was Vice President of Accounting Operations of Chemical Bank, New York from October 1992 to August 1993. Prior to that, Mr. Koscinski was the Controller of the Howard Savings Bank (the "Howard") in New Jersey for more than five years. The Howard was placed into receivership by the Federal Deposit Insurance Corporation on October 2, 1992.

     John W. Galuchie, Jr., a certified public accountant, is engaged in the following businesses: (i) the Company, as Executive Vice President, Treasurer and Secretary since April 1988 and director from January 1990 until October 1994; (ii) Kent, as Vice President and Treasurer since September 1986 and a director from June 1989 to August 1993; (iii) Winston, as President and Treasurer since September 1989. Mr. Galuchie was a director of NorthCorp from June 1992 until August 1996 and Secretary from November 1992 to August 1994.

Item 10. - EXECUTIVE COMPENSATION
           ----------------------
     The table below sets forth for the years ended December 31, 1996, 1995 and 1994, the compensation of any person who, as of December 31, 1996, was the Chief Executive Officer of the Company or who was among the four most highly compensated executive officers of the Company other than the Chief Executive Officer with annual compensation in excess of $100,000 ("Executive Officers").


                                                                         Long-Term
     Name and                            Annual Compensation<F1> <F2>  Compensation
Principal Position           Year           Salary       Bonus           Options(#)
------------------           ----        -------------------------      ------------
Paul O. Koether              1996          $215,000      $    -                  -
Chairman                     1995           215,000           -             50,000
                             1994           215,000      35,000                  -


Natalie I. Koether           1996          $244,760      $    -                  -
President                    1995            55,807           -            100,000
                             1994            60,000           -                  -


Mark Koscinski<F3>           1996          $108,000      $15,101            10,000
Senior Vice President        1995            88,250        3,500            15,000
                             1994            57,750       15,000            10,000


Voldemar Madis               1996          $152,885      $ 6,101                 -
Vice Chairman<F5>            1995           150,000            -            36,115<F4>
                             1994                 -            -                 -


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

<F3> In 1995, the Company loaned Mr. Koscinski  $43,425 to acquire 25,000 shares of Company stock in the open market (the "Shares"). The Shares are held as security for the loan which shall accrue interest at the interest rate necessary to avoid the imputation of interest under the Internal Revenue Code of 1986. The loan or loan interest shall be paid solely from the proceeds of any sale by Mr. Koscinski of the Shares. In no event will Mr. Koscinski be otherwise liable for the loan or loan interest.

<F4> Options granted in conjunction  with the  acquisition of Madis  Botanicals,
Inc. on January 3, 1995.

<F5> Mr.   Madis  was  President  of   Dr.  Madis   Laboratories,   Inc.,    the
predecessor corporation of Madis ("DML"), and is President of IVM Corporation ("IVM"). Both IVM and DML operated under the protection of Federal Bankruptcy Law for the five-year period prior to January 3, 1995, when DML was acquired by the Company. IVM is the owner of the premises occupied by Madis. The terms of the lease to the Company by IVM are described in "Item 2- Description of Property".


Options Granted
---------------

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

                                        Fiscal Year-End Options Values
                          ----------------------------------------------------------

                                                              Value of Unexercised
                            Number of Unexercised                 In-the-Money
                             Options at 12/31/96              Options at 12/31/96
     Name                  Exercisable/Unexercisable        Exercisable/Unexercisable
    ------                 -------------------------        -------------------------
Paul O. Koether             150,000                -         $ 85,938       $     -
Natalie I. Koether          125,000                -         $ 73,438       $     -
Mark Koscinski               27,000            8,000         $ 19,031       $   500
Voldemar Madis               21,669           14,446         $  4,605       $ 3,070




401(k) Plan
-----------

The Company has established a Retirement Savings Plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan permits employees of the sponsor to defer a portion of their compensation on a pre-tax basis. Employees who meet the 401(k) Plan's eligibility requirements may defer up to 15% of their compensation (base pay plus any bonuses and overtime) for the year. No participant, however, may have deferred more than $9,500 in 1996, which amount is indexed each year for inflation. The Company did not match employee contributions 1996 or 1995. Federally mandated discrimination testing limits the amounts which highly paid employees may defer based on the amounts contributed by all other employees. Participant elective deferral accounts are fully vested and participant matching contribution accounts in the 401(k) Plan are vested in accordance with a graduated vesting schedule over a period of six years of service. All participant accounts in the 401(k) Plan are invested at the direction of the participants among several different types of funds offered by a large mutual fund management company selected by the Company. Distributions of account balances are normally made upon death, disability or termination of employment after normal retirement date (age 60) or early retirement date (age
55). However, distribution may be made at any time after an employee terminates employment. Participants may make withdrawals from their deferred accounts in the event of financial hardship but may not borrow from their accounts. Amounts payable to an employee are dependent on the employee's account balance, which is credited and debited with appropriate earnings, gains, expenses and losses of the underlying investment. Benefits are determined by contributions and investment performance over the entire period an employee participates in the 401(k) Plan. Payment is made in a single cash sum no later than sixty days following the close of the year in which the event giving rise to the distribution occurs.

     The Company does not have any other bonus, profit sharing, or compensation plans in effect.

Employment Agreements
---------------------

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

     In conjunction with the acquisition of Madis on January 3, 1995 by the Company, Madis entered into an employment agreement with Voldemar Madis to serve as an executive officer of Madis. Under the terms of the agreement, Mr. Madis will be employed for four years from the date of the agreement at an annual salary of $150,000. The agreement may be terminated for cause, as defined.

Item 11. -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 1997, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officer and directors and officers as a group:


                                     Number of Shares             Approximate
Name and Address                     of Common Stock                Percent
of Beneficial Owner                Beneficially Owned<F1>          of Class
-------------------                ---------------------          -----------
Paul O. Koether
 211 Pennbrook Road
 Far Hills, N.J.  07931               3,103,996<F2> <F3>            38.35%

Natalie I. Koether
 211 Pennbrook Road
 Far Hills, N.J. 07931                3,103,996<F4>                 38.35%

Sun Equities Corporation
 376 Main Street
 Bedminster, N.J.  07921              2,234,296                     27.60%

Mark W. Jaindl
 3150 Coffeetown Road
 Orefield, PA 18069                     153,220<F5>                  1.89%

William Mahomes, Jr.
 5400 Renaissance Tower
 1201 Elm Street
 Dallas, TX 75201                        15,000                      <F7>

Alfredo Mena
 P. O. Box 520656
 Miami, Florida 33152                    17,000                      <F7>

Voldemar Madis
 375 Huyler Street
 So. Hackensack, NJ 07606                21,669                      <F7>

Mark Koscinski
 376 Main Street
 Bedminster, NJ 07921                    62,000                      <F7>

Dimensional Fund Advisors, Inc.
 1299 Ocean Avenue, 11th Floor
 Santa Monica, CA 90401                 440,500<F6>                   5.44%

All directors and
 officers as a group
 (8 persons)                          3,424,085<F1>                   42.30%
------------------------------






<F1> The beneficial  owner has both sole voting and sole  investment powers with respect to these shares except as set forth in this footnote or in other footnotes below. Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within sixty days: Paul O. Koether (150,000 shares); Natalie I. Koether (125,000 shares); Mark W. Jaindl (70,000 shares); William Mahomes, Jr. (15,000 shares); Alfredo Mena (15,000 shares); Voldemar Madis (21,669 shares); Mark Koscinski (27,000 shares) and all directors and officers as a group (473,669 shares).

<F2> Includes (1) 32,400 shares held by a trust for the benefit of Mr. Koether's daughter for which he serves as the sole trustee; (2) 347,500 shares beneficially owned by his wife, including 100,000 shares owned by Emerald Partners of which she is the sole general partner and 2,000 shares owned by Sussex Group, Inc. of which she is the President, a director and controlling stockholder, 125,000 shares which she has the right to acquire upon exercise of stock options and 120,500 shares held in custodial accounts; and (3) 33,900 shares owned by Mr. Koether's daughter. Mr. Koether may also be deemed to be the beneficial owner of the 2,234,296 shares owned by Sun, of which Mr. Koether is a principal stockholder and Chairman, 153,000 shares held in discretionary accounts of certain of his brokerage customers and 12,900 shares held in Mr. Koether's IRA account. Mr. Koether disclaims beneficial ownership of all of the foregoing shares.

<F3> Includes  40,000  shares  owned  by  Winston. Mr. Koether is an officer and director of Winston and of Kent, Winston's parent company, and may be deemed the beneficial owners of such shares. Mr. Koether disclaims such beneficial ownership.

<F4> Includes (1) 100,000 shares owned by Emerald Partners of which Mrs. Koether is the sole general partner and 2,000 shares owned by Sussex Group, Inc. of which she is the President, director and controlling stockholder; (2) 125,000 shares which she has the right to acquire upon exercise of stock options; (3) 120,500 shares held in custodial accounts; and (4) 272,200 shares beneficially owned by her husband, described above in footnotes (2) and (3). Mrs. Koether may also be deemed to be the beneficial owner of the 2,234,296 shares owned by Sun, of which she is a principal stockholder and her husband is a principal stockholder and Chairman. Mrs. Koether disclaims beneficial ownership of all of the foregoing shares.

<F5> Includes 11,720 shares  held  in  Mr. Jaindl's IRA account and 4,000 shares held by a trust for the benefit of his son, for which Mr. Jaindl serves as a trustee.

<F6> Dimensional  Fund  Advisors Inc.  ("Dimensional"), a registered  investment advisor, is deemed to have beneficial ownership of 440,500 shares of Pure World, Inc. stock as of December 31, 1996, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

<F7>  Represents less than one percent.



Item 12. -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

The Company reimbursed Sun approximately $76,000 and $64,000 in 1996 and 1995, respectively, for the Company's proportionate share of certain general and administrative expenses.

Rosenman & Colin LLP ("R&C") performed substantial legal work for the Company for which it billed the Company an aggregate of approximately $118,000 in 1996 and $630,000 in 1995. The professional fees represented work performed primarily in association with the proxy contests undertaken in connection with one of the Company's investments and the acquisition and management of Madis. Natalie I. Koether, Esq., President of the Company and Madis and wife of the Chairman of the Company, is of Counsel to R&C.

In connection with the acquisition of NorthCorp in June 1992, the Company issued 80,000 shares of its common stock to Winston as a finder's fee. The transaction was introduced to the Company by an officer of Winston who was otherwise unaffiliated with the Company. Winston's parent company, Kent, may be deemed to be an affiliate of the Company. The Company paid brokerage commissions of approximately $33,000 in 1996 and $42,000 in 1995 to Winston in connection with the Company's purchases and sales of marketable securities.

                                     PART IV



Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

The following exhibits are filed as part of this report:



Exhibit
Number    Exhibit                                        Method of Filing
-------   -------                                        ----------------
 3.1        (a)     Restated Certificate of              Incorporated by reference to
                    Incorporation of the Company         Computer Memories Incorporated
                                                         Form 10-K for the year
                                                         ended March 31, 1987.

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


 10.2          1991 Computer Memories Incorporated       Incorporated by reference to
               Non-Qualified Stock Option Plan           Exhibit A to Computer Memories
                                                         Incorporated Proxy Statement
                                                         dated July 7, 1992.














Exhibit
Number         Exhibit                                   Method of Filing
------         -------                                   ----------------

 10.3          Agreement and Plan of Merger              Incorporated by reference to
               dated as of December, 1994                American Holdings, Inc. Form
                                                         8-K dated January 18, 1995.

 10.4          Employment Agreement with                 Incorporated by reference to
               Dr. V. Madis, Chairman Emeritus           American Holdings, Inc. Form
               of Dr. Madis Laboratories, Inc.           8-K dated January 18, 1995.

 10.5          Stock Purchase Agreement, dated           Incorporated by reference to
               as of September 22, 1993, by and          American Holdings, Inc. Form
               between the Company and Nancy             10-KSB for the year ended
               Nasher                                    December 31, 1993.

 10.6          Severance Agreements among the            Incorporated by reference to
               Company, NorthCorp and Messrs.            American Holdings, Inc. Form
               Dorsey and Young, dated February          10-KSB for the year ended
               17, 1994                                  December 31, 1993.

 10.7          Employment Agreement with                 Incorporated by reference to
               V. Madis                                  American Holdings, Inc. Form
                                                         8-K dated January 18, 1995.

 10.8          Lease Agreement for premises of           Incorporated by reference to
               Dr. Madis Laboratories, Inc.,             American Holdings, Inc. Form
               375 Huyler Street, South                  8-K dated January 18, 1995.
               Hackensack, New Jersey

 10.9          Plan of Reorganization of                 Incorporated by reference to
               Dr. Madis Laboratories, Inc.              American Holdings, Inc. Form
                                                         8-K/A (Amendment No. 1) dated
                                                         March 17, 1995.

 10.10         Disclosure Statement Related              Incorporated by reference to
               to Plan of Reorganization of              American Holdings, Inc. Form
               Dr. Madis Laboratories, Inc.              8-K/A (Amendment No. 1) dated
                                                         March 17, 1995.

 21            Subsidiaries of the Registrant            Filed herewith.

 27            Financial Data Schedule                   Filed herewith.


(b)                 Reports on Form 8-K
                    -------------------

     On November 14, 1996, the Company filed a current report on Form 8-K that it was engaged in ongoing reporting discussions to resolve its dispute with American Industrial Properties REIT (the "Trust") including the settlement of all litigation pending at that time.

     On November 26, 1996, the Company filed a Current Report on Form 8-K announcing that it and the Trust had entered into a settlement agreement resolving all disputes, including litigation that had arisen between them.
     For  additional  information, see Note 6 of Notes to Consolidated Financial
     Statements.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PURE WORLD, INC.


March 27, 1997                                   By:   /s/ Paul O. Koether
                                                      --------------------
                                                      Paul O. Koether
                                                      Chairman of the Board



                                                 By:  /s/ Mark Koscinski
                                                      ------------------
                                                      Mark Koscinski
                                                      Senior Vice President
                                                     (Principal Financial and
                                                      Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                      Capacity                        Date
-------------------------       ---------------------           ---------------



/s/ Paul O. Koether             Chairman of the Board            March 27, 1997
-------------------------       and Director
Paul O. Koether                 (Principal Executive
                                Officer)

/s/ William Mahomes, Jr.        Director                         March 27, 1997
-------------------------
William Mahomes, Jr.



/s/ Alfredo Mena                Director                         March 27, 1997
-------------------------
Alfredo Mena



/s/ Mark W. Jaindl              Director                         March 27, 1997
-------------------------
Mark W. Jaindl