Form 10QSB
period 1997-03-31
PURE WORLD INC
filed 1997-05-06
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    March 31, 1997

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of April 30, 1997, the issuer had 7,505,378 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes         No    X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements


                        PURE WORLD, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)
                                  (000 Omitted)

                                                                 March 31,
                                                                   1997
                                                               -------------
ASSETS
Cash and cash equivalents                                        $ 10,205
Accounts receivable, net of allowance
  for uncollectible accounts and
  returns and allowances of $136                                    1,281
Inventories, net                                                    2,478
Other current assets                                                  416
                                                                 --------
          Total current assets                                     14,380
                                                                 --------

Securities available-for-sale                                       1,678
Investment in unaffiliated natural products company                 1,010
Furniture and equipment, net                                        1,513
Notes receivable from affiliates                                      563
Goodwill, net of accumulated amortization of $201                   1,214
Other assets                                                            6
                                                                 --------
          Total assets                                           $ 20,364
                                                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable                                            $    436
     Accrued expenses and other liabilities                         1,720
                                                                 --------
          Total liabilities                                         2,156
                                                                 --------

Stockholders' equity:
     Common stock, par value $.01;
       30,000,000 shares authorized;
       7,570,378 shares issued and outstanding                         76
     Additional paid-in capital                                    43,461
     Accumulated deficit                                        (  26,045)
     Unrealized gains on securities
       available-for-sale                                             716
                                                                 --------
          Total stockholders' equity                               18,208
                                                                 --------
          Total liabilities and stockholders'
            equity                                               $ 20,364
                                                                 ========




          See accompanying notes to consolidated financial statements.


                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (000 Omitted, except per share data)




                                                            Three Months Ended
                                                                 March 31,
                                                         -------------------------
                                                          1997               1996
                                                        --------           -------
Revenues:
     Sales                                               $ 2,423          $ 1,613
     Net gains on marketable securities                       71              292
     Interest and dividends                                  137              142
     Other income                                            240                1
                                                         -------          -------
          Total revenues                                   2,871            2,048
                                                         -------          -------

Expenses:
     Cost of goods sold                                    1,257              998
     Personnel                                               497              438
     Professional fees                                       117              381
     Other                                                   453              400
                                                         -------          -------
          Total expenses                                   2,324            2,217
                                                         -------          -------

Income (loss) before income taxes                            547         (    169)
Provision for income taxes                                    42                1
                                                         -------          -------
Net income (loss)                                        $   505         ($   170)
                                                         =======          =======

Net income (loss) per share                              $   .06         ($   .02)
                                                         =======          =======

Weighted average shares outstanding
  (in 000's)                                               7,853            7,705
                                                         =======          =======






          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                  (000 Omitted)
                                                            Three Months Ended
                                                                March 31,
                                                        -------------------------
                                                          1997              1996
                                                        --------          -------
Cash flows from operating activities:
     Net income (loss)                                  $   505         ($   170)
     Adjustments:
          Depreciation and amortization                      96               71
          Net trading securities
            transactions                               (     13)           1,798
          Gain on sale of securities
            available-for-sale                         (     71)               -
          Change in inventories                        (    488)        (    291)
          Change in receivables                        (    202)        (     70)
          Change in accounts payable and
            other accruals                                  156              195
          Other, net                                   (    115)              75
                                                        -------          -------
          Net cash provided by (used
            in) operating activities                   (    132)           1,608
                                                        -------          -------

Cash flows from investing activities:
     Purchase of furniture and
       equipment, net                                  (     75)        (     47)
     Proceeds from sale of securities
       available-for-sale                                    90                -
     Purchase of securities available-
       for-sale                                        (    415)               -
     Repayment of loans to
       affiliates                                            40               49
     Other, net                                              15         (     20)
                                                        -------          -------
          Net cash used in investing
            activities                                 (    345)        (     18)
                                                        -------          -------

Cash flows from financing activities:
     Repurchase of common stock                        (    183)               -
                                                        -------          -------
          Net cash used in financing
            activities                                 (    183)               -
                                                        -------          -------
Net increase (decrease) in cash
  cash and cash equivalents                            (    660)           1,590
Cash and cash equivalents at beginning
  of period                                              10,865            9,357
                                                        -------          -------
Cash and cash equivalents at end of
  period                                                $10,205          $10,947
                                                        =======          =======

          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996

                                   (UNAUDITED)




1.       General
         -------

         The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries (the "Company"), as of March 31, 1997 and for the quarters ended March 31, 1997 and 1996 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

         The results of operations for the quarters ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year or any other period.

         Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2.       Inventories, net
         ----------------

         Inventories were comprised of the following (in 000's):

               Raw materials                                     $  565
               Work-in-process                                      148
               Finished goods                                     1,765
                                                                 ------
                 Total inventories                               $2,478
                                                                 ======


3.       Securities available-for-sale
         -----------------------------

         At March 31, 1997, securities available-for-sale were as follows (in 000's):

               Cost                                              $  962
               Gross holding gains                                  716
                                                                 ------
                 Fair value of securities
                   available-for-sale                            $1,678
                                                                 ======



4.       Net earnings per common share
         -----------------------------

         Net earnings per common share is based on the weighted average number of outstanding shares adjusted for the assumed conversion of shares issuable upon exercise of stock options where appropriate.

         In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" which establishes standards for disclosing information about an entity's capital structure. The Company does not expect the adoption of this standard to have a material impact on earnings per share as compared to primary earnings per share as reported herein.

Item 2.  Management's Discussion and Analysis or Plan of
         Operation
         -----------------------------------------------

Liquidity and Capital Resources
-------------------------------

         At March 31, 1997, the Company had cash and cash equivalents of $10.2 million. Cash equivalents of $9.9 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 5.05% and 5.41%. The Company had net working capital of $12.2 million at March 31, 1997. The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

         Net cash of approximately $132,000 was used in operations in the first quarter of 1997, due principally to an increase in inventory and accounts receivables offsetting net income of $505,000. The increases in inventory and accounts receivables is a result of the increase in sales, as the inventory and accounts receivables turnover in the first quarter of 1997 has remained relativity consistent with the inventory and accounts receivables turnover in the first quarter of 1996. Depreciation and amortization increased in the first quarter of 1997 compared to the first quarter of 1996 due to the continued additions to and enhancements of laboratory and production equipment. In the first quarter of 1996, net cash of approximately $1.6 million was provided by operations due principally to net sales of trading securities of $1.8 million.

         The Company repurchased 64,000 shares of its common stock in the first quarter of 1997 at an aggregate cost of approximately $183,000. The Company did not repurchase shares of its common stock in the first quarter of 1996. All shares purchased in 1997 were returned to the status of authorized but unissued shares.

Results of Operations
---------------------

         The Company had net income of $505,000, or $.06 per share, for the three months ended March 31, 1997 compared to a net loss of $170,000, or $.02 per share, for the comparable period in 1996.

         The Company through its majority owned subsidiary Madis Botanicals, Inc. ("Madis") and its wholly owned subsidiary, Pure World Botanicals, Inc., had consolidated combined sales of $2,423,000 in the first quarter of 1997, compared to sales of $1,613,000 in the first quarter of 1996, an increase of more than 50%. The growth in sales is primarily a result of the Company's sales and marketing efforts which increased the demand for many of the Company's products. Additionally, the introduction of new products such as citrus pectin, olive leaf extract and KavaPureTM had a positive impact on sales. For the three months ended March 31, 1997, gross margin (sales less cost of goods sold) was $1,166,000 or 48.12% of sales, compared to gross margin of $615,000, or 38.13% of sales for the three months ended March 31, 1996. The increase in gross margin was primarily due to the change in the product mix.

         For the three months ended March 31, 1997, the Company recorded net gains on marketable securities of $71,000 compared to net gains of $292,000 in the comparable period of 1996. Substantially all of the gains recorded in 1997 and 1996 were realized. The decrease in net gains on marketable securities was due to the changes in portfolio composition.

         Interest and dividend income was $137,000 for the three months ended March 31, 1997, compared to $142,000 for the comparable period in 1996. Interest income was $136,000 during the first quarter of 1997, a decrease of $4,000 from the $140,000 recorded in the comparable period of 1996. This decrease was due to a combination of lower average interest rates and lower invested balances of the Company's cash equivalents. Dividend income was $1,000 for the first quarter of 1997 compared to $2,000 in the first quarter of 1996. The decrease in dividends was due to a change in portfolio composition. Other income was $240,000 in the first quarter of 1997, which was revenue received in connection with the sale of a prior business in 1994. In the first quarter of 1996, other income was $1,000, which consisted of the sale of unneeded equipment.

         Personnel expenses were $497,000 and $438,000 during the three month periods ended March 31, 1997 and 1996 respectively, an increase of $59,000 or 13.5%. The principal reason for the increase was added management and laboratory personnel at Madis and merit increases throughout the Company. Professional fees, consisting of legal, accounting and consulting fees, were $117,000 during the first quarter of 1997, compared to $381,000 in the first quarter of 1996, a decrease of $264,000, or 69%. Legal fees decreased $250,000 from $282,000 in the first quarter of 1996 to $32,000 in the first quarter of 1997. This decrease was primarily related to the settlement in 1996 of litigations in which the Company was involved. Consulting fees, primarily associated with new product introduction, decreased by $24,000, from $76,000 in the first quarter of 1996 to $52,000 in the first quarter of 1997.

         Other expenses were $453,000 in the first quarter of 1997 compared to $400,000 in the first quarter of 1996, an increase of $53,000. Sales expenses, including advertising, travel and entertainment, increased by $16,000; depreciation expense increased by $13,000; minority interest in the earnings of Madis, recorded in other expenses, increased by $30,000; and all other expenses had a net decrease of $6,000.

PART II - OTHER INFORMATION
---------------------------

Item 6. - Exhibits and Reports on Form 8-K

(a)      Exhibits
         --------

         27.   Financial Data Schedule for the three months ended March
               31, 1997.


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 PURE WORLD, INC.



Dated:  May 6, 1997                                 By:/S/ MARK KOSCINSKI
                                                    ----------------------------
                                                    Mark Koscinski
                                                    Senior Vice President and
                                                    Chief Accounting Officer