Form 10QSB
period 1997-06-30
PURE WORLD INC
filed 1997-08-11
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 1997

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 1997, the issuer had 7,505,297 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes         No    X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements


                        PURE WORLD, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)
                                 ($000 Omitted)
                                                                   June 30,
                                                                     1997
                                                                   --------

ASSETS
Current assets:
Cash and cash equivalents                                          $ 9,890
Accounts receivable, net of
  allowance for uncollectible
  accounts and returns and
  allowances of $129                                                 1,356
Inventories, net                                                     2,794
Other                                                                  390
                                                                   -------
             Total current assets                                   14,430
                                                                   -------
Securities available-for-sale                                        1,637
Investment in unaffiliated
  natural products company                                           1,510
Furniture and equipment, net                                         1,656
Notes receivable from affiliates                                       532
Goodwill, net of accumulated
  amortization of $225                                               1,190
Other assets                                                             6
                                                                   -------
             Total assets                                          $20,961
                                                                   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Accounts payable                                          $   510
         Accrued expenses                                            1,739
                                                                   -------
             Total current liabilities                               2,249
                                                                   -------

Stockholders' equity:
         Common stock, par value $.01;
           30,000,000 shares authorized;
           7,505,297 shares outstanding                                 75
         Additional paid-in capital                                 43,287
         Accumulated deficit                                      ( 25,383)
         Unrealized gains on securities
           available-for-sale                                          733
                                                                   -------
             Total stockholders' equity                             18,712
                                                                   -------
             Total liabilities and
               stockholders' equity                                $20,961
                                                                   =======






          See accompanying notes to consolidated financial statements.


                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)




                                                        Three Months Ended
                                                             June 30,
                                                   ---------------------------
                                                      1997             1996
                                                   ----------       ----------

Revenues:
  Sales                                              $ 2,656         $ 1,702
  Net gains on marketable securities                     178              17
  Interest and dividends                                 140             124
  Other income                                           221               2
                                                     -------         -------
     Total revenues                                    3,195           1,845
                                                     -------         -------

Expenses:
  Cost of goods sold                                   1,491           1,063
  Personnel                                              488             467
  Professional fees                                      104             280
  Other                                                  410             387
                                                     -------         -------
     Total expenses                                    2,493           2,197
                                                     -------         -------

Income (loss) before income taxes                        702        (    352)
Provision for income taxes                                40               -
                                                     -------         -------
Net income (loss)                                    $   662        ($   352)
                                                     =======         =======

Net income (loss) per share                          $   .09        ($   .05)
                                                     =======         =======

Weighted average shares outstanding
  (in 000's)                                           7,514           7,705
                                                     =======         =======












          See accompanying notes to consolidated financial statements.


                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)


                                                         Six Months Ended
                                                             June 30,
                                                    -------------------------
                                                       1997           1996
                                                    ---------       ---------
Revenues:
  Sales                                              $ 5,079         $ 3,315
  Net gains on marketable securities                     249             309
  Interest and dividends                                 277             266
  Other income                                           461               3
                                                     -------         -------
     Total revenues                                    6,066           3,893
                                                     -------         -------

Expenses:
  Cost of goods sold                                   2,748           2,061
  Personnel                                              985             905
  Professional fees                                      221             661
  Other                                                  863             787
                                                     -------         -------
     Total expenses                                    4,817           4,414
                                                     -------         -------

Income (loss) before income taxes                      1,249        (    521)
Provision for income taxes                                82               1
                                                     -------         -------
Net income (loss)                                    $ 1,167        ($   522)
                                                     =======         =======

Net income (loss) per share                          $   .15        ($   .07)
                                                     =======         =======

Weighted average shares outstanding
  (in 000's)                                           7,562           7,705
                                                     =======         =======















          See accompanying notes to consolidated financial statements.


                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)



                                                         Six Months Ended
                                                             June 30,
                                                    ------------------------
                                                       1997           1996
                                                    ----------     ---------
Cash flows from operating activities:
         Net income (loss)                           $ 1,167       ($   522)
         Adjustments:
            Depreciation and amortization                210            148
            Net trading securities
                  transactions                             1          1,776
            Gain on sale of securities
                  available-for-sale                (    244)             -
            Change in inventories                   (    804)      (    458)
            Change in receivables                   (    277)      (     93)
            Change in accounts payable and
                  other accruals                         123       (    196)
            Other, net                              (     24)             7
                                                     -------        -------

            Net cash provided by
              operating activities                       152            662
                                                     -------        -------

Cash flows from investing activities:
         Purchase of furniture and
           equipment, net                           (    309)      (    226)
         Proceeds from sale of securities
           available-for-sale                            374              -
         Purchase of securities
           available-for-sale                       (    469)             -
         Repayment of loans to affiliates                 71             79
         Investment in unaffiliated
           natural products company                 (    500)      (  1,010)
         Other, net                                       15       (      8)
                                                     -------        -------
            Net cash used in investing
              activities                            (    818)      (  1,165)
                                                     -------        -------

Cash flows from financing activities:
         Repurchase of common stock                 (    357)             -
         Other, net                                       48              -
                                                     -------        -------
            Net cash used in financing
              activities                            (    309)             -
                                                     -------        -------
Net decrease in cash and cash
         equivalents                                (    975)      (    503)
Cash and cash equivalents at beginning
         of period                                    10,865          9,357
                                                     -------        -------
Cash and cash equivalents at end of
         period                                      $ 9,890        $ 8,854
                                                     =======        =======

Supplemental disclosure for cash
         flow information:
           Cash paid for:
             Interest expense                        $     7        $     5
                                                     =======        =======
             Taxes                                   $    87        $    15
                                                     =======        =======




          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

                                   (Unaudited)

1.       General
         -------

         The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries (the "Company") as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

         The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.       Inventories
         -----------

         Inventories are comprised of the following (in $000's):

                 Raw materials                        $   876
                 Work-in-process                          259
                 Finished goods                         1,659
                                                      -------
                   Total inventories, net             $ 2,794
                                                      =======


3.       Securities Available-For-Sale
         -----------------------------

         At June 30, 1997, securities available-for-sale were as follows (in 000's):

                 Cost                                $   904
                 Gross holding gains                     733
                                                     -------
                   Fair value of securities
                     available-for-sale              $ 1,637
                                                     =======



4.       Investment in Unaffiliated Natural Products Company
         ---------------------------------------------------

         In May 1996, the Company made an investment in non-voting common stock representing 25% ownership of Gaia Herbs, Inc. ("Gaia") for approximately $1.0 million. In June 1997, the Company made an additional investment of $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock. The Company also loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter. The loan bears interest at 6.49% which is the imputed rate currently required under the Internal Revenue Code.

         Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company and does not publish financial results. The Company is accounting for this investment by the cost method.

5.       Net Income (Loss) Per Common Share
         ----------------------------------

         Net income (loss) per common share is based on the weighted average number of outstanding shares adjusted for the assumed conversion of shares issuable upon exercise of stock options where appropriate.

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

         At June 30, 1997, the Company had cash and cash equivalents of approximately $9.9 million. Cash equivalents of $9.7 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 5.03% and 5.32%. The Company had net working capital of $12.2 million at June 30, 1997. The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

         Net cash of $152,000 and $662,000 was provided by operations for the six months ended June 30, 1997 and 1996, respectively. The increases in inventory and accounts receivable are a result of the increase in sales in 1997 as the inventory and accounts receivable turnover in the six months ended June 30, 1997 remained relatively consistent with the inventory and accounts receivable turnover in the comparable period in 1996. Depreciation and amortization increased in 1997 compared to 1996 due to the continued additions to and enhancements of laboratory and production equipment. The net cash flows from operations in 1996 were generated primarily by the sale of marketable securities and the change in investment in U.S. Treasury Securities to treasury securities with maturities of less than three months which are considered cash equivalents.

         In the second quarter of 1997, the Company made an additional investment of $500,000 in Gaia Herbs, Inc. ("Gaia"), an unaffiliated manufacturer and distributor of fluid botanical extracts for the high-end consumer market. Gaia is a privately held company which does not publish financial results. The Company, which now owns 35% of Gaia's outstanding shares, accounts for its investment by the cost method since its shares are non-voting. The Company also loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter. The loan bears interest at 6.49% which is the imputed rate currently required under the Internal Revenue Code.

Results of Operations
---------------------

         The Company's operations resulted in net income of $662,000, or $.09 per share, for the three months ended June 30, 1997 compared to a net loss of $352,000, or $.05 per share, for the comparable period in 1996. Net income was $1,167,000, or $.15 per share for the six month period ended June 30, 1997, compared to a net loss of $522,000, or $.07 per share, for the comparable period in the prior year.

         The Company, through its majority-owned subsidiary, Madis Botanicals, Inc. ("Madis") and its wholly-owned subsidiary, Pure World Botanicals, Inc., had sales of $2.7 million for the quarter ended June 30, 1997, compared to sales of $1.7 million for the comparable quarter of 1996, an increase of $1.0 million, or 56%. For the six month period ended June 30, 1997, sales were $5.1 million compared to $3.3 million for the comparable period in 1996, an increase of $1.8 million, or 53%. The growth in sales is a result of the Company's sales and marketing efforts which increased the demand for many of the Company's products. Additionally, the introduction of new standardized products such as St. John's Wort, citrus pectin, olive leaf extract and KavaPure(R) had a positive impact on sales.

         For the three and six month periods ended June 30, 1997, the gross margin (sales less cost of goods sold) was $1.2 million, or 43.9% of sales and $2.3 million, or 45.9% of sales, respectively. This compares to a gross margin of $639,000, or 37.5% of sales and $1.3 million, or 37.8% of sales for the quarter and six month periods ended June 30, 1996, respectively. The increase in gross margin in 1997 compared to 1996 was primarily due to a change in the sales mix.

         For the three and six month periods ended June 30, 1997, the Company recorded net gains on marketable securities of $178,000 and $249,000, respectively, compared to $17,000 and $309,000 for the same periods in 1996. Substantially all of the gains recorded in 1997 were realized. The changes in net gains on marketable securities from 1996 to 1997 were due to changes in portfolio composition and general market conditions.

         Interest and dividend income was $140,000 and $277,000 for the three and six months ended June 30, 1997, respectively, compared to $124,000 and $266,000 for the three and six months ended June 30, 1996. Interest income was $277,000 during the six month period ended June 30, 1997, an increase of $14,000 from the $263,000 recorded in the comparable period of 1996. This increase was due primarily to higher invested balances. Dividend income for the six-month period ended June 30, 1997 was zero compared to $3,000 for the comparable period in 1996.

         Other income was $221,000 and $461,000 for the quarter and six months ended June 30, 1997, respectively, compared to $2,000 and $3,000 for the comparable periods in 1996. Other income in 1997 was cash received in connection with the sale of a prior business in 1994. This income is being recorded on a cash basis. In 1996, other income consisted of revenue from the sale of unneeded equipment at Madis.

         Personnel expenses were $488,000 and $985,000 during the three and six months ended June 30, 1997 compared to $467,000 and $905,000 in the comparable periods in 1996. An increase in management and laboratory personnel as well as merit salary increases accounted for these increases. Professional fees, consisting of legal, accounting and consulting fees were $104,000 and $221,000 during the three and six month periods in 1997, compared to $280,000 and $661,000 in the three and six month periods in 1996. Legal fees decreased due to settlement in 1996 of litigations in which the Company was involved. Consulting fees, incurred principally in product development, also decreased.

         Other expenses were $410,000 and $863,000 for the three and six month periods ended June 30, 1997, compared to $387,000 and $787,000 for the same periods in 1996. Increased sales expenses, including advertising and travel and entertainment, depreciation expense and minority interest in the earnings of Madis were the primary reasons for the increased expenses in 1997 compared to 1996.

New Accounting Standards
------------------------

         The Financial Accounting Standards Board ("FASB") has issued Statement No. 128 "Earnings Per Share ("EPS")" which becomes effective for periods ending after December 15, 1997. This statement requires restatement of all prior period EPS data presented and simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS and requires dual presentation of diluted EPS on the face of the income statement for all entities with complex capital structures.

         Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The EPS reported in this Form 10-QSB is equivalent to diluted EPS under FASB No. 128.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 129 "Disclosure of Information about Capital Structure" which establishes standards for disclosing information about an entity's capital structure. The Company does not expect the adoption of this standard to have a material impact on earnings per share as compared to primary earnings per share as reported herein.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which will be effective for the Company beginning January 1, 1998. Statement No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating segments. The Company has not yet completed its analysis of which operating segments it will report on.

PART II - OTHER INFORMATION
---------------------------


Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

(a)      Exhibits
         --------

         27.     Financial Data Schedule for the six months ended June 30,
                 1997.

(b)      Reports on Form 8-K

         On July 9, 1997, the Company filed a current report on Form 8-K announcing that it had increased its equity ownership of Gaia Herbs, Inc. to 35%.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              PURE WORLD, INC.




Dated: August 11, 1997                    By: /s/ Mark Koscinski
                                              -------------------
                                              Mark Koscinski
                                              Senior Vice President and
                                              Principal Accounting Officer