Form 10QSB
period 1997-09-30
PURE WORLD INC
filed 1997-11-10
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 1997

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No -----

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 1997, the issuer had 7,505,287 shares of its common stock, par value $.01 per share, outstanding.

           Transitional Small Business Disclosure Format (check one):
Yes ----  No    X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements



                        PURE WORLD, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                                September 30,
                                                                     1997
                                                                -------------
ASSETS
Current assets:
         Cash and cash equivalents                                 $10,270
         Accounts receivable, net of
           allowance for uncollectible
           accounts and returns and
           allowances of $133                                        1,293
         Inventories, net                                            2,833
         Other                                                         472
                                                                   -------
             Total current assets                                   14,868
                                                                   -------

Securities available-for-sale                                        1,488
Investment in unaffiliated
  natural products company                                           1,510
Furniture and equipment, net                                         1,814
Notes receivable from affiliates                                       529
Goodwill, net of accumulated
  amortization of $249                                               1,166
Other assets                                                           206
                                                                   -------
             Total assets                                          $21,581
                                                                   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Accounts payable                                          $   320
         Accrued expenses and other                                  1,857
                                                                   -------
             Total current liabilities                               2,177
                                                                   -------

Stockholders' equity:
         Common stock, par value $.01;
          30,000,000 shares authorized;
          7,505,287 shares outstanding                                  75
         Additional paid-in capital                                 43,287
         Accumulated deficit                                      ( 24,472)
         Unrealized gains on securities
           available-for-sale                                          514
                                                                   -------
             Total stockholders' equity                             19,404
                                                                   -------
             Total liabilities and
               stockholders' equity                                $21,581
                                                                   =======



          See accompanying notes to consolidated financial statements.




                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)


                                                       Three Months Ended
                                                          September 30,
                                                    -------------------------
                                                      1997             1996
                                                    -------          --------
Revenues:
  Sales                                             $ 2,972          $ 1,469
  Net gains on marketable securities                    265                6
  Interest and dividends                                134              125
  Other income                                          242                -
                                                    -------          -------
     Total revenues                                   3,613            1,600
                                                    -------          -------

Expenses:
  Cost of goods sold                                  1,617              904
  Personnel                                             467              475
  Professional fees                                      90              199
  Other                                                 416              332
                                                    -------          -------
     Total expenses                                   2,590            1,910
                                                    -------          -------


Income (loss) before income taxes                     1,023         (    310)
Provision for income taxes                              111                -
                                                    -------          -------
Net income (loss)                                   $   912         ($   310)
                                                    =======          =======

Net income (loss) per share                         $   .12         ($   .04)
                                                    =======          =======

Weighted average shares outstanding
  (in 000's)                                          7,505            7,680
                                                    =======          =======




          See accompanying notes to consolidated financial statements.




                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)



                                                         Nine Months Ended
                                                           September 30,
                                                      ------------------------
                                                        1997            1996
                                                      --------        --------


Revenues:
  Sales                                                $ 8,051        $ 4,784
  Net gains on marketable securities                       514            315
  Interest and dividends                                   411            391
  Other income                                             703              3
                                                       -------        -------
     Total revenues                                      9,679          5,493
                                                       -------        -------

Expenses:
  Cost of goods sold                                     4,365          2,965
  Personnel                                              1,452          1,380
  Professional fees                                        311            860
  Other                                                  1,279          1,119
                                                       -------        -------
     Total expenses                                      7,407          6,324
                                                       -------        -------

Income (loss) before income taxes                        2,272       (    831)
Provision for income taxes                                 193              1
                                                       -------        -------
Net income (loss)                                      $ 2,079       ($   832)
                                                       =======        =======

Net income (loss) per share                            $   .26       ($   .11)
                                                       =======        =======

Weighted average shares outstanding
  (in 000's)                                             7,543          7,697
                                                       =======        =======



          See accompanying notes to consolidated financial statements.



                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)


                                                         Nine Months Ended
                                                            September 30,
                                                      ------------------------
                                                        1997            1996
                                                      --------        --------

Cash flows from operating activities:
         Net income (loss)                             $ 2,079       ($   832)
         Adjustments:
            Depreciation and amortization                  318            218
            Net marketable securities
              transactions                            (    443)         1,900
            Change in inventories                     (    842)      (    616)
            Change in receivables                     (    219)            33
            Change in accounts payable and
              other accruals                                62       (    187)
            Other, net                                (    147)            33
                                                       -------        -------
            Net cash provided by
              operating activities                         808            549
                                                       -------        -------

Cash flows from investing activities:
         Purchase of furniture and
           equipment, net                             (    550)      (    277)
         Proceeds from sale of securities
           available-for-sale                              706              -
         Purchase of securities
           available-for-sale                         (    610)      (     37)
         Loans to affiliates                          (     30)             -
         Repayment of loans to affiliates                  104             92
         Loan to unaffiliated natural
           products company                           (    200)             -
         Investment in unaffiliated
           natural products company                   (    500)      (  1,010)
         Other, net                                         15       (     30)
                                                       -------        -------
            Net cash used in investing
              activities                              (  1,065)      (  1,262)
                                                       -------        -------

Cash flows from financing activities:
         Repurchase of common stock                   (    357)      (    107)
         Other, net                                         19              -
                                                       -------        -------
            Net cash used in financing
              activities                              (    338)      (    107)
                                                       -------        -------
Net decrease in cash and cash
         equivalents                                  (    595)      (    820)
Cash and cash equivalents at beginning
         of period                                      10,865          9,357
                                                       -------        -------
Cash and cash equivalents at end of
         period                                        $10,270        $ 8,537
                                                       =======        =======

Supplemental disclosure for cash flow information:
         Cash paid for:
         Interest expense                              $    12        $     8
         Taxes                                             150             15


          See accompanying notes to consolidated financial statements.


                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

1.       General
         -------

         The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries (the "Company") as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission. Prior years financial statements have been reclassified to conform to the current year's presentation.

         The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.       Inventories
         -----------

         Inventories are comprised of the following (in $000's):


                 Raw materials                   $  765
                 Work-in-progress                   231
                 Finished goods                   1,837
                                                 ------
                   Total inventories, net        $2,833
                                                 ======



3.       Securities Available-For-Sale
         -----------------------------

         At September 30, 1997, securities available-for-sale were as follows (in 000's):


                 Cost                               $  974
                 Gross holding gains                   514
                                                    ------
                   Fair value of securities
                     available-for-sale             $1,488
                                                    ======




4.       Investment in Unaffiliated Natural Products Company
         ---------------------------------------------------

         In May 1996, the Company made an investment in non-voting common stock representing 25% ownership of Gaia Herbs, Inc. ("Gaia") for approximately $1.0 million. In June 1997, the Company made an additional investment of $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter. The loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet.

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


6.       Subsequent Event - Acquisition of Minority Interest
         in Madis Botanicals, Inc.("Madis")
         ---------------------------------------------------

         In October, 1997 the Company acquired the remaining 17% minority interest ownership in Madis for approximately $940,000. Madis is now a wholly-owned subsidiary of the Company. As a result of this transaction, goodwill will be increased by approximately $575,000 and minority interest in Madis, included in other liabilities on the consolidated balance sheet will be decreased by approximately $365,000. The remaining goodwill will be amortized over 13 years.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------


Liquidity and Capital Resources
-------------------------------

         At September 30, 1997, the Company had cash and cash equivalents of approximately $10.3 million. Cash equivalents of $9.6 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 5.01% and 5.312%. The Company had net working capital of $12.7 million at September 30, 1997. The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

         Net cash of $808,000 and $549,000 was provided by operations for the nine months ended September 30, 1997 and 1996, respectively. The increases in inventory and accounts receivable is a result of the increase in sales in 1997 as the inventory and accounts receivable turnover in the nine months ended September 30, 1997 remained relatively consistent with the inventory and accounts receivable turnover in the comparable period in 1996. Depreciation and amortization increased in 1997 compared to 1996 due to the continued additions to and enhancements of laboratory and production equipment. The net cash flows from operations in 1996 were generated primarily by the sale of marketable securities and the change in investment in U.S. Treasury Securities to treasury securities with maturities of less than three months which are considered cash equivalents.

         In the second quarter of 1997, the Company made an additional investment of $500,000 in Gaia Herbs, Inc. ("Gaia"), an unaffiliated manufacturer and distributor of fluid botanical extracts for the high-end consumer market. Gaia is a privately held company which does not publish financial results. The Company, which now owns 35% of Gaia's outstanding shares, accounts for its investment by the cost method since its shares are non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter. The loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet.

Results of Operations
---------------------

         The Company's operations resulted in net income of $912,000, or $.12 per share, for the three months ended September 30, 1997 compared to a net loss of $310,000, or $.04 per share, for the comparable period in 1996. Net income was $2,079,000, or $.26 per share for the nine month period ended September 30, 1997, compared to a net loss of $832,000, or $.11 per share, for the comparable period in 1996.

         The Company, through its wholly-owned subsidiaries, Madis Botanicals, Inc. ("Madis") and Pure World Botanicals, Inc., had sales of $3.0 million for the quarter ended September 30, 1997, compared to sales of $1.5 million for the comparable quarter of 1996, an increase of $1.5 million, or 102%. For the nine month period ended September 30, 1997, sales were $8.1 million compared to $4.8 million for the comparable period in 1996, an increase of $3.3 million, or 68%. The growth in sales principally is related to marketing new standardized products such as St. John's Wort, citrus pectin, CimiPure(TM) black cohosh, olive leaf extract and KavaPure(R).

         For the three and nine month periods ended September 30, 1997, the gross margin (sales less cost of goods sold) was $1.4 million, or 46% of sales and $3.7 million, or 46% of sales, respectively. This compares to a gross margin of $565,000, or 39% of sales and $1.8 million, or 38% of sales for the three and nine month periods ended September 30, 1996, respectively. The increase in gross margin in 1997 compared to 1996 was primarily due to a change in the sales mix.

         For the three and nine month periods ended September 30, 1997, the Company recorded net gains on marketable securities of $265,000 and $514,000, respectively, compared to $6,000 and $315,000 for the same periods in 1996. Substantially all of the gains recorded in 1997 were realized. The increase in net gains on marketable securities from 1996 to 1997 were due to changes in portfolio composition and general market conditions.

         Interest and dividend income was $134,000 and $411,000 for the three and nine months ended September 30, 1997, respectively, compared to $125,000 and $391,000 for the three and nine month periods ended September 30, 1996. Interest income was $408,000 during the nine month period ended September 30, 1997, an increase of $20,000 from the $388,000 recorded in the comparable period of 1996. This increase was due primarily to higher invested balances. Dividend income in both nine month periods ended September 30, 1997 and 1996 was $3,000.

         Other income was $242,000 and $703,000 for the quarter and nine months ended September 30, 1997, respectively, compared to zero and $3,000 for the comparable periods in 1996. Other income in 1997 was cash received in connection with the sale of a prior business in 1994. The Company does not anticipate additional revenue from this source. In 1996, other income consisted of revenue from the sale of unneeded equipment at Madis.

         Personnel expenses were $467,000 and $1,452,000 during the three and nine months ended September 30, 1997 compared to $475,000 and $1,380,000 in the comparable periods in 1996. An increase in management and laboratory personnel as well as merit salary increases accounted for the overall nine month increase. Professional fees, consisting of legal, accounting and consulting fees were $90,000 and $311,000 during the three and nine month periods in 1997, compared to $199,000 and $860,000 in the same three and nine month periods in 1996. Legal fees decreased due to the settlement in 1996 of litigations in which the Company was involved. Consulting fees, incurred principally in product development, also decreased.

         Other expenses were $416,000 and $1,279,000 for the three and nine month periods ended September 30, 1997, compared to $332,000 and $1,119,000 for the same periods in 1996. Increased sales expenses, depreciation expense and minority interest in the earnings of Madis were the primary reasons for the increased expenses in 1997 compared to 1996.

         Subsequent Event - Acquisition of Minority
         Interest in Madis
         ------------------------------------------

         In October, 1997 the Company acquired the remaining 17% minority interest ownership in Madis for approximately $940,000. Madis is now a wholly-owned subsidiary of the Company. As a result of this transaction, goodwill will be increased by approximately $575,000 and minority interest in Madis, included in other liabilities on the consolidated balance sheet will be decreased by approximately $365,000. The remaining goodwill will be amortized over 13 years.

New Accounting Standards
------------------------

         The Financial Accounting Standard Board ("FASB") has issued Statement No. 128 "Earnings Per Share ("EPS")" which becomes effective for periods ending after December 15, 1997. This statement requires restatement of all prior period EPS data presented and simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS and requires dual presentation of diluted EPS on the face of the income statement for all entities with complex capital structures.

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

         In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which will be effective for the Company beginning January 1, 1998. This standard redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating segments. The Company has not yet completed its analysis of which operating segments it will report on.

PART II - OTHER INFORMATION
---------------------------


Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

(a)      Exhibits
         --------

         27.  Financial  Data  Schedule for the nine months ended  September 30,
         1997.

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


                                                PURE WORLD, INC.




Dated: November 10, 1997                          By: /s/ Mark Koscinski
                                                    -------------------
                                                    Mark Koscinski
                                                    Senior Vice President and
                                                    Principal Accounting Officer