Form 10KSB
period 1997-12-31
PURE WORLD INC
filed 1998-03-27
CIK 356446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1997

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenues for the fiscal year ended December 31, 1997 were approximately $12.7 million.

         At February 28, 1998, there were 7,505,256 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of such stock on such date as reported by NASDAQ, was approximately $44 million.


         Transitional Small Business Disclosure Format  Yes        No   X

                                     PART I



Item 1. - DESCRIPTION OF BUSINESS
          -----------------------

Madis Botanicals, Inc.
----------------------

General
-------

         Through its wholly-owned subsidiary, Madis Botanicals, Inc., Pure World, Inc. ("Pure World" or the "Company"), develops, manufactures and sells natural ingredients which principally are derived from plant materials (referred to herein also as botanicals or herbs) using the Company's proprietary extraction technology. Extraction is the process by which the commercial ingredients of plants are drawn out by applying a solution ("menstruum") consisting of water or a combination of water and alcohol to the raw materials. The resultant extract can be converted into fluid extract, solid extract (paste) or powdered extract which can be tableted or encapsulated. The Company has produced more than one thousand botanical extracts which are used by the cosmetic, food and flavor, nutraceutical and pharmaceutical industries to manufacture finished products for the consumer market. The term nutraceuticals incorporates a wide range of natural products, such as vitamins, minerals, anti-oxidants and herbs which enhance health by supplementing diets. (See "Dietary Supplement Health and Education Act of 1994" and "New Nutraceutical Products").

Manufacturing Facility (the "Madis Facility")
---------------------------------------------

         The Company believes it has the largest botanical extraction facility in North America. Situated on 4.5 acres, the 125,000 square foot Madis Facility contains custom designed stainless steel equipment including milling equipment; percolators; vacuum stills; filters; automatic extractors; ribbon blenders; homogenizers; and high capacity spray, fluid bed and vacuum dryers. The Company's spray dryers have an annual capacity of over 8,000,000 pounds and produce free-flowing powders for tableting, encapsulation or dissolution in liquids.

         The Company is building a new 13,000 square foot warehouse facility and expanding and upgrading its plant facilities in 1998. The total cost of the warehouse and expansion will be between $5 and $6 million, including certain equipment purchases for the laboratory. The Company has obtained an equipment line of credit of $3 million from a bank. The balance will be paid from working capital. The expansion is scheduled to be completed by the end of the Second Quarter 1998.

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

Laboratory
----------

         The Madis Facility contains six laboratories: quality control; research and development; instrumental analytical; flavor; cosmetic; and microbiology, which are all in use and fully equipped. The microbiology laboratory, believed to be the first on-site microbiology laboratory in the industry, evaluates finished products for microbiological purity. Madis' microbiological standards of less than five thousand organisms per gram are believed to be currently among the most rigorous in the industry.

         The quality control laboratory is devoted to physical/chemical analysis of products against Madis' customer and compendial specifications. The instrumental analytical laboratory and the purification laboratory are equipped with state-of-the-art equipment including a Multi-state Mass Spectrometer (LC/Ms/Ms) on line with numerous High Performance Liquid Chromatographs
(HPLC), Gas Chromatographs (GC) and the recently acquired 400 megahertz Nuclear Magnetic Resonance Instrument expected to be on line in April 1998. Thin Layer Chromatography (TLC), Infrared Spectroscopy (IR) and Ultra-violet Spectrophotometry (UV) are also routinely used in research and development.

The Laboratory and the Manufacturing Process
--------------------------------------------

     The manufacturing process begins and ends in the laboratory. Incoming plant materials are evaluated to verify species, variety and quality. The scientists determine the right menstruum for each plant extract and the optimal method of extraction and drying to maintain product integrity and ensure manufacturing efficiency. Only after a raw material obtains laboratory approval is price a determinative factor in the purchasing process. When an approved material arrives it is evaluated against the preshipment sample and if it matches, it is forwarded to production along with the appropriate menstruum. The Company estimates that only forty percent of samples are accepted for production. Throughout Madis' proprietary manufacturing system, called the Unitized(TM) system, the processed plant material is subjected to a series of laboratory control tests which examine physical and chemical properties such as active constituents, color, flavor and purity. The material is then either stored in a finished state called a native extract which is available for further processing when an order is received or further processed into a liquid, solid or powdered extract ready for delivery to the customer who will then use it in a finished product. Prior to delivery, each item undergoes final microbiological and analytical testing. The Company calls its quality control program Truth in Testing(TM).

Raw Materials
-------------

        The Company buys its raw materials from a variety of growers, collectors and brokers. To date the Company has not experienced any shortage of raw materials that has affected its business other than an occasional increase in price. Nonetheless the demand for botanical products has experienced exponential growth in recent years and the demand pressure for some products may outstrip the capacity of the suppliers. Moreover, the Company's standardized products have guaranteed potency, meaning that the products contain a stipulated amount of active ingredients. The Company believes that it can acquire sufficient materials for its standardized line and that its inventory can be replaced without significant cost increase, however botanicals are subject to substantial variations due to weather, unexpected increase in demand, ground conditions and political problems in the source country and therefore supply will always be somewhat unpredictable. The Company has in place, in most instances, multiple geographic sources of raw material to minimize this potential problem. Also, the quality of botanicals varies from season to season and year to year, which can impose a limitation on the ability to produce standardized products and which can result in substantial price changes.

Government Regulation and Intellectual Property
-----------------------------------------------

         Madis is regulated by the Food and Drug Administration ("FDA") and the New Jersey Department of Health in matters of cleanliness, labeling and manufacturing practices and conforms to the FDA's proposed "Good Manufacturing Procedures" for the Dietary Supplement industry. Madis is also regulated by the Occupational Safety and Health Administration in matters of general safety in the operation of its manufacturing facility, and the Bureau of Alcohol, Tobacco and Firearms in its use of alcohol in its production process as well as state and federal environmental agencies on a variety of environmental issues affecting air and ground water. The United States Department of Agriculture may also inspect the raw materials and plant facilities used in production. The Company knows of no material problems with any of these regulators.

     The Company has considerable proprietary technology used in its manufacturing processes, quality control and research and development. Although it has no patents, the loss or misappropriation of its technology would injure the Company. The Company has numerous trademarks which it uses to differentiate its technology and products and it protects its proprietary technology by confidentiality agreements with employees and prospective customers and other contractees. Among the product trademarks used are KavaPure(R), VeraPure(R), CimiPure(TM) and OlivePure(TM).

         Madis is a member in good standing of the Institute of Food Technologies, the Cosmetic Toiletries and Fragrance Association, the Society of Cosmetic Chemists, the American Herbal Products Association, the Synthetic Organic Chemical Manufacturing Association, the National Nutritional Foods Association, the American Botanical Council, the American Society of Pharmacognosy, and the American Society for Microbiology. The Madis production facilities are certified by the FDA for food, pharmaceutical and cosmetic ingredient production and have kosher-product certification.

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

         The FDA has publicly stated its concern that any claims about the efficacy of supplements receive prior approval by that agency. The FDA has published regulations about making claims and will adopt current GMPs for the manufacture of nutraceuticals. The Company believes that its GMPs are at least as stringent as any that the FDA is considering.

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

         Increasingly, the dietary supplement market is turning to nutraceuticals that contain a specified amount of a plant ingredient, called the "active ingredient" or "marker". Many of these products were first developed in Europe and are supported by clinical studies which document the efficacy of the active ingredients. Analytical methods using the HPLC and the LC/Ms/Ms measure the specific level of the active ingredients. Generally these products are called "standardized" or "guaranteed potency" extracts. Many of the Company's competitors, particularly those in Europe, refine products to increase the level of the active ingredient above the level found naturally in the plant ("Purified Products"). The Company believes that the active ingredient in some botanicals is only a "marker", meaning that it denotes at least one of a plant's active ingredients but it may be only one, among many important ingredients to be found in the plant. Therefore, with certain exceptions, the Company's extracts contain the whole profile of the plant with the active ingredients and/or markers guaranteed to a certain level being only one part of the profile. The Company believes the synergistic effect from different chemical components of a plant mixture are an important part of the efficacy of the extract. The Company utilizes HPLC and Mass Spectrometry to match the profile of the raw plant material with the resultant botanical extract.

         In 1997, the Company opened a new laboratory devoted to the development of Purified Products. Although the Company maintains its commitment to the extraction of the whole plant, there are active ingredients which can be produced at efficacious levels only through a process of purification ("Purification"). Examples are gingko-biloba and milk thistle. Also, the cosmetic industry requires that botanicals be purified prior to use primarily to eliminate odor and color. No significant revenues from Purified Products are expected in 1998.

         The Company has a broad line of more than twenty (20) standarized products. The Company believes its growth is materially dependent on the development of new products and therefore expends considerable resources on research and development. In 1997, the Company developed and marketed several new products, including the trademarked product CimiPure(TM) (black cohosh root extract).

Competition
-----------

         The Company has numerous competitors, in each of the industry segments it serves both domestically and abroad, principally European. Some of the competitors are larger than the Company and have been producing nutraceuticals for a longer period.

Employees
---------

         At February 28, 1998, the Company had 67 full-time employees, 61 of whom were employed by Madis.

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

         Madis leases a 125,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation owned by the former owners of Madis for $20,000 per month, net, plus one percent of the gross revenues of Madis up to an additional $200,000 per annum. The lease has a term of five years and expires in December 1999 with renewable options for fifteen additional years. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories; manufacturing space of 70,000 square feet; and warehousing space of 25,000 square feet.

         The Company is building a new 13,000 square foot warehouse facility and is expanding and upgrading its plant facilities in 1998. The total cost of the warehouse and expansion will be between $5 and $6 million, including certain equipment purchases for the laboratory. The Company has obtained an equipment line of credit of $3 million from a bank. The balance will be paid from working capital. The expansion is scheduled to be completed by the end of the Second Quarter 1998.

         Madis also leases a warehouse facility in Teterboro, New Jersey from an unrelated party for $130,000 per year.

Item 3.  - LEGAL PROCEEDINGS
           -----------------

         The Company is involved from time to time in various lawsuits that arise in the course of its business. There are no lawsuits currently outstanding or known, the outcome of which, if adverse, would have a material affect on the financial condition and results of operations of the Company.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

         The Company held its Annual Meeting of Stockholders on November 20, 1997. All nominees to the Company's Board of Directors were elected.

         The following is a vote tabulation for all nominees:

                                              For               Withheld
                                           ---------            --------
              Paul O. Koether              6,974,828             21,052
              Mark W. Jaindl               6,976,693             18,917
              William Mahomes, Jr.         6,977,454             18,426
              Alfredo Mena                 6,977,469             18,411



         The stockholders also voted to adopt the 1997 Non-Qualified Stock Option Plan. The following is a vote tabulation for this plan:

                            FOR           4,733,592
                            NOT VOTED     1,915,477
                            WITHHELD        346,811



         For more information about this Plan, see Note 5 of Notes to the Consolidated Financial Statements and Item 10 - Executive Compensation.

                                     PART II


Item 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

     At February 28, 1998, the Company had approximately 2,700 stockholders of record. The Company's common stock currently trades on the NASDAQ/National Market System under the symbol "PURW." On February 27, 1998 the closing price per share of the common stock was $9 9/16.

         The following table sets forth the high and low closing prices for the common stock for the periods indicated, as reported by NASDAQ on the National Market System.





 Calendar Quarter Ended:
                                                High               Low
                                               ------             ------
         1997
         ----

                  March 31                    $ 3 3/16         $  2 1/16
                  June 30                       4 1/4             2 17/32
                  September 30                  8                 3 7/8
                  December 31                   8 1/8             4 15/16


         1996
         ----

                  March 31                    $ 4 1/16         $  2 1/8
                  June 30                       3 9/16            2 1/16
                  September 30                  2 1/4             1 11/16
                  December 31                   2 1/2             1 11/16




         The Company had not declared or paid any dividends on its common stock in 1996 and 1997 and does not foresee doing so in the immediate future.


Item 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

         This Form 10-KSB contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future periods or performance suggested by these statements.

Liquidity and Capital Resources
-------------------------------

         At December 31, 1997, the Company had cash and cash equivalents of $8.1 million. Cash equivalents consisted of U.S. Treasury Bills with maturities of less than three months and yields ranging from 4.99% to 5.44%. The Company had marketable securities with a market value of approximately $380,000 at December 31, 1997. Marketable securities consisted of trading securities as defined under generally accepted accounting principles. Securities available-for-sale were $1,652,000 at the same date. See Notes 1 and 2 of Notes to Consolidated Financial Statements for additional information. Net working capital was approximately $12 million at December 31, 1997. The management of the Company believes that its financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

         Net cash of $156,000 was used by operations in 1997 compared to net cash provided by operations of approximately $735,000 in 1996. In 1997, gains on sales of securities available-for-sale of $705,000 and an increase in inventory of $1,636,000 substantially offset the net income of $2,336,000 and depreciation and amortization of $427,000. Depreciation and amortization of $427,000 increased by $97,000 in 1997 compared to 1996 due to the continuing investment in laboratory and production equipment at Madis. Inventory increased by $1,636,000 from $1,991,000 at December 31, 1996 to $3,627,000 at December 31,
1997 due to an  expected  increase  in  sales at Madis.

         In 1996, cash provided by operations of $735,000 was generated principally by net gains on sales of securities of $641,000 and net marketable securities transactions of $1,775,000 but were partially offset by the growth in accounts receivable and inventory and a decrease in accounts payable and other liabilities.

         Net cash of $2,283,000 was used in investing activities in 1997. In October 1997, the Company acquired the remaining 17% minority interest in Madis for approximately $941,000. As a result of this transaction, goodwill was increased by $576,000 and minority interest, included in other liabilities in the consolidated financial statements, was decreased by $365,000.

         Furniture and equipment purchases were approximately $1 million in 1997. The Company, which has been increasing its investment in laboratory and manufacturing facilities, has begun an expansion program to upgrade and expand its productive capacity and to build a new warehouse facility. The total cost of the warehouse and expansion will be between $5 and $6 million, including certain equipment purchases for the laboratory. The Company has obtained an
equipment line  of  credit  of  $3 million  from  a  bank.   The balance will be
paid from working capital. The expansion is scheduled to be completed by the end of the Second Quarter 1998.

         In May 1996, the Company made an investment in non-voting common stock representing 25% ownership of Gaia Herbs, Inc. ("Gaia") for approximately $1.0 million. In June 1997, the Company made an additional investment of $500,000 increasing its equity ownership to 35% of Gaia's outstanding shares of common stock. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter. The loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company and does not publish financial results. The Company is accounting for this investment by the cost method.

         In 1996, net cash of $900,000 was provided by investing activities. The net proceeds from the purchase and sale of securities available-for-sale of $2,086,000 was partially offset by the investment in Gaia and the acquisition of furniture and equipment at Madis.

         Cash  flows  used  in  financing   activities   in  1997  and  1996  of
approximately $326,000 and $127,000, respectively, consisted principally of the purchase of Company common shares.

         In February 1994, the Company announced a plan to purchase up to two million shares of the Company's common stock, subject to market conditions and other considerations (the "Repurchase Plan") as determined by the Board of Directors. As of December 31, 1997, 696,839 shares had been acquired under the Repurchase Plan for an aggregate cost of approximately $1,163,000. The Company repurchased 129,093 shares in 1997 for an aggregate cost of approximately $357,000. In 1996, 70,579 shares were repurchased for an aggregate cost of approximately $127,000. All shares repurchased in 1996 and 1997 have been canceled and returned to the status of authorized but unissued shares.

Results of Operations
---------------------

         The Company's consolidated operations resulted in net income of $2,336,000, or basic earnings per share of $.31, in 1997 compared to net income of $229,000, or basic earnings per share of $.03 per share, in 1996. Diluted earnings per share was $.29 and $.03 per shares in 1997 and 1996 respectively.

         The Company had sales in 1997 of approximately $10,758,000, an increase of approximately $4,115,000 or 62% from 1996 sales of $6,643,000. Cost of goods sold was $5,990,000 and gross margin was $4,768,000 in 1997, compared to cost of goods sold of $4,292,000 and gross margin of $2,351,000 in 1996. Gross margin as a percentage of sales was 44.3% and 35.4% in 1997 and 1996 respectively. The growth in sales and gross profit was principally due to the introduction and marketing of standardized products such as St. John's Wort, CimiPure(TM) black cohosh root, olive leaf and KavaPure(R) kava extracts.

         In 1997, the Company recorded net gains on marketable securities of $717,000, compared to net gains of $918,000 in 1996. Substantially all gains in 1997 and 1996 were realized gains. See Note 2 of Notes to Consolidated Financial Statements for additional information.

         Interest, dividend and other income was $543,000 in 1997 compared to $938,000 in 1996. In 1996, other income included $394,000 received in connection with the settlement of litigation. See Note 6 of Notes to Consolidated Financial Statements for additional information. Interest income was $530,000 and $502,000 in 1997 and 1996 respectively, an increase of $28,000 or 5.58%. This increase was due principally to higher invested balances in 1997.

         Retention income of $703,000 in 1997 consists of cash received in connection with the sale of a prior business in 1994. The Company does not anticipate additional revenue from this source.

         General   and   administrative   expenses   (consisting  of  personnel,
professional and all other expenses) were $4,184,000 in 1997, compared to $3,973,000 in 1996, an increase of $211,000 or approximately 5%. Personnel expenses were $2,020,000 in 1997, an increase of $207,000, or 11.4%, from $1,813,000 in 1996. The principal reason for the increase was added management and laboratory personnel at Madis as well as cost of living and merit increases given to the employees of the Company and Madis. Professional fees consisting of legal, accounting and consulting fees, were $405,000 in 1997, a decrease of $293,000, or 42%, from the 1996 professional fees of $698,000. Legal fees decreased due to the settlement in 1996 of litigations in which the Company was involved. Other general and administrative expenses were $1,759,000 in 1997, an increase of $297,000 or 20.3% from $1,462,000 in 1996. Increased sales expenses, depreciation expense and minority interest in the earnings of Madis were the primary reasons for the increase.

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

         Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The EPS reported in this Form 10-KSB is equivalent to diluted EPS under FASB No. 128.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 129 "Disclosure of Information about Capital Structure" which establishes standards for disclosing information about an entity's capital structure. The Company's reporting has always comprehended the requirements of this standard.

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


Year 2000 Issue
---------------

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

         Management has determined that the year 2000 Issue will not pose significant operational problems for its computer systems. As a result, all costs associated with this conversion are being expensed as incurred. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

         The Company will utilize external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is not expected to be material and will be funded through operating cash flows, which will be expensed as incurred.

         The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimate, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modifications plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Item 7. - FINANCIAL STATEMENTS
          --------------------

The financial statements filed with this item are listed below:


Independent Auditors' Report

Consolidated Financial Statements:

         Consolidated Balance Sheet as of December 31, 1997

         Consolidated Statements of Operations for the Years ended December 31, 1997 and 1996

         Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1997 and 1996

         Consolidated Statements of Cash Flows for the Years ended December 31, 1997 and 1996

         Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Pure World, Inc.:

We  have  audited  the  accompanying  consolidated  balance sheet of Pure World,
Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pure World, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 25, 1998

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1997
                                   (in $000's)

ASSETS
------

Current Assets:
Cash and cash equivalents                                       $ 8,100
Marketable securities                                               380
Accounts receivable, net of allowance for
   uncollectible accounts and returns and
   allowances of $120                                             1,139
Inventories, net                                                  3,627
Other                                                               456
                                                                -------
     Total current assets                                        13,702
                                                                -------
Securities available-for-sale                                     1,652
Investment in unaffiliated natural products company               1,510
Fixed assets, net                                                 2,193
Notes receivable from affiliates                                    496
Goodwill, net of
   accumulated amortization of $274                               1,717
Other assets                                                        206
                                                                -------
      Total assets                                              $21,476
                                                                =======



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                                $   452
Accrued expenses and other liabilities                            1,244
                                                                -------
      Total liabilities                                           1,696
                                                                -------

Commitments and Contingencies (Note 9)

Stockholders' equity:
Common stock, par value $.01;
  30,000,000 shares authorized;
  7,505,285 shares issued and outstanding                            75
Additional paid-in capital                                       43,287
Accumulated deficit                                            ( 24,214)
Unrealized holding gains on
   securities available-for-sale                                    632
                                                                -------
      Total stockholders' equity                                 19,780
                                                                -------
      Total liabilities and stockholders' equity                $21,476
                                                               ========



          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in $000's, except per share data)


                                                     Year Ended December 31,
                                                 -----------------------------
                                                   1997                 1996
                                                 --------             --------
Revenues:
   Sales                                         $10,758              $ 6,643
   Net gains on marketable securities                717                  918
   Interest, dividends and other income              543                  938
   Retention income                                  703                    -
                                                 -------              -------
    Total Revenues                                12,721                8,499
                                                 -------              -------

Expenses:
   Cost of goods sold                              5,990                4,292
   Personnel                                       2,020                1,813
   Professional fees                                 405                  698
   Other                                           1,759                1,462
                                                 -------              -------
    Total Expenses                                10,174                8,265
                                                 -------              -------

Income before income taxes                         2,547                  234
Provision for income taxes                           211                    5
                                                 -------              -------
Net income                                       $ 2,336              $   229
                                                 =======              =======

Basic net income per share                       $   .31              $   .03
                                                 =======              =======
Diluted net income per share                     $   .29              $   .03
                                                 =======              =======






          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (in 000's)





                                                                                           Unrealized Holding
                                                                                              Gains/(Losses)     Total
                                                                Additional                    On Securities      Stock-
                                  Total Shares       Common      Paid-In     Accumulated        Available-       Holders'
                                   Outstanding       Stock       Capital       Deficit          for-Sale         Equity
                                  ------------       ------     ----------   -----------      --------------     --------

Balance, January 1, 1996             7,705           $ 77        $43,769      ($26,779)           ($101)         $16,966

Change in net unrealized holding
 gains/losses on securities
 available-for-sale                     --             --             --            --              383              383

Net income                              --             --             --           229               --              229

Repurchase and cancellation
  of common stock                   (   71)         (   1)      (    126)           --               --         (    127)
                                     -----           ----        -------       -------             ----          -------

Balance, December 31, 1996           7,634             76         43,643      ( 26,550)             282           17,451

Change in net unrealized holding
 gains/losses on securities
 available-for-sale                     --             --             --            --              350              350


Net income                              --             --             --         2,336               --            2,336

Repurchase and cancellation
  of common stock                   (  129)         (   1)      (    356)           --               --         (    357)
                                     -----           ----         ------       -------             ----          -------

Balance, December 31, 1997           7,505          $  75        $43,287      ($24,214)            $632          $19,780
                                     =====          =====        =======       =======             ====          =======




                                      See accompanying notes to consolidated financial statements.


                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in $000's)





                                                       Year Ended December 31,
                                                         1997         1996
                                                       --------     --------
Cash flows from operating activities:
  Net income                                          $  2,336      $    229
  Adjustments:
      Depreciation and amortization                        427           330
      Net marketable securities
        transactions                                  (    318)        1,775
      Gain on sale of securities
        available-for-sale                            (    705)     (    641)
      Change in inventories                           (  1,636)     (    430)
      Change in receivables                           (     66)     (    164)
      Change in accounts payable and other
        accruals                                      (     66)     (    288)
      Other, net                                      (    128)     (     76)
                                                       -------       -------
      Net cash provided by (used in)
       operating activities                           (    156)          735
                                                       -------       -------
Cash flows from investing activities:
  Purchase of minority interest in Madis              (    941)            -
  Purchase of furniture and equipment, net            (  1,013)     (    332)
  Proceeds from sale of securities
   available-for-sale                                      977         2,530
  Purchase of securities available-for-sale           (    727)     (    444)
  Loans to affiliates and others                      (    230)     (    100)
  Repayments of loans to affiliates                        136           123
  Investment in unaffiliated
   natural products company                           (    500)     (  1,010)
  Other, net                                                15           133
                                                       -------       -------
      Net cash provided by (used in)
       investing activities                           (  2,283)          900
                                                       -------       -------

Cash flows from financing activities:
  Repurchase of common stock                          (    357)     (    127)
  Other, net                                                31            --
                                                       -------       -------
      Net cash used in financing
       activities                                     (    326)     (    127)
                                                       -------       -------
Net increase (decrease) in cash
  and cash equivalents                                (  2,765)        1,508
Cash and cash equivalents at beginning
  of year                                               10,865         9,357
                                                       -------       -------
Cash and cash equivalents at
  end of year                                          $ 8,100       $10,865
                                                       =======       =======

Supplemental disclosure of cash flow information:
Cash paid for:
  Interest expense                                     $    25       $    13
                                                       =======       =======
  Taxes                                                $   190       $    15
                                                       =======       =======




      See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1997 and 1996



1.       Summary of Significant Accounting Policies
         ------------------------------------------

         Basis of Consolidation
         ----------------------

         The consolidated financial statements include the accounts of Pure World, Inc. (the "Company" or "Pure World") and its 100% owned subsidiaries, Madis Botanicals, Inc. ("Madis") and Pure World Botanicals, Inc.("PWBI") after elimination of all material intercompany accounts and transactions. The Company, through its subsidiaries, manufactures natural products for the nutraceutical, flavor and cosmetic industries. PWBI and Madis merged on January 2, 1998.


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

         Cash and Cash Equivalents
         -------------------------

         Cash and cash equivaLents consist primarily of cash on hand, cash in banks and U.S. Treasury Bills purchased with an original maturity of three months or less.

         Marketable Securities
         ---------------------

         Marketable securities are classified into three categories: debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as marketable securities and reported as a current asset and at fair value, with unrealized gains and losses included in the results of operations; and debt and equity securities not classified as either held-to-maturity securities or marketable securities are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from the results of operations and reported as a separate component of stockholders' equity.

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

                     Years Ended December 31, 1997 and 1996




         Inventories
         -----------

         Merchandise inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method of accounting.

         Investment in Unaffiliated Natural Products Company
         ---------------------------------------------------

         In May 1996, the Company made an investment in non-voting common stock representing 25% ownership of Gaia Herbs, Inc. ("Gaia") for approximately $1.0 million. In June 1997, the Company made an additional investment of $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock. In July 1997, the Company loaned Gaia $200,000, payable interest only, on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter. The loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet.

         Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company and does not publish financial results. The Company is accounting for this investment by the cost method.

         Fixed Assets, net
         -----------------

         The Company records all fixed assets at cost. Depreciation is computed using the straight-line method over the related estimated useful life of the asset. Gains or losses on dispositions of fixed assets are included in operating results as other income.

         The Company evaluates the carrying value of its long-lived assets whenever there is a significant change in the use of an asset and adjusts the carrying value, if necessary, to reflect the amount recoverable through future operations.

         Goodwill
         --------

         Goodwill had been established in connection with the acquisition of Madis in 1995. In October 1997, the Company acquired the remaining 17% minority interest for approximately $941,000. Madis is now a wholly-owned subsidiary of the Company. As a result of this transaction, goodwill was increased by approximately $576,000 and minority interest in Madis, included in other liabilities on the consolidated balance sheet was decreased by approximately $365,000. Goodwill is being amortized using the straight-line method over a fifteen-year period.

         Fair Value of Financial Instruments
         -----------------------------------

         The carrying amounts reported in the balance sheet for cash and cash equivalents, investments, accounts receivable and payables approximate their fair value.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1997 and 1996



         Income Taxes
         ------------

         The Company follows the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires an asset and liability approach for the accounting for income taxes.

         Net Income per Share
         --------------------

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share." This standard revises certain methodology for computing earnings per common share and requires the reporting of two earnings per share figures: basic earnings per share and diluted earnings per share. Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

         All prior period earnings per share figures presented herein have been restated in accordance with the adoption of SFAS No. 128.

         The shares used for basic earnings per common share and diluted earnings per common share are reconciled as follows:



                                                        (Shares in Thousands)
                                                          1997         1996
                                                        --------     --------
             Basic earnings per common share:
               Average shares outstanding for basic
                 earnings per share                       7,534       7,683
                                                          =====       =====

             Diluted earnings per common share:
               Average shares outstanding for basic
                  earnings per share                      7,534       7,683
               Dilutive effect of warrants, options
                  and deferred stock units                  496         127
                                                          -----       -----

             Average shares outstanding for diluted
               earnings per share                         8,030       7,810
                                                          =====       =====




         Options excluded from the above calculations were 157,500 at December 31, 1997 and 337,000 at December 31, 1996.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1997 and 1996


2.       Investment Securities
         ---------------------

         Investment securities consisted of the following (in $000's):




                                                     Gross     Gross
                                            Cost     Holding   Holding   Fair
                                            Basis    Gains     Losses    Value
                                            -----    -------   -------   -----

             Marketable securities         $  375    $    5    $   -     $ 380

             Securities
               available-for-sale           1,020       638        6     1,652
                                           ------    ------    -----     -----

             Total investment
               securities                  $1,395    $  643    $   6     2,032
                                           ======    ======    =====     =====






         All investment securities are investments in common stock.

         Realized gains and losses of $700,000 and $1,000, respectively, as well as net unrealized gains of $18,000 were included in the results of operations for the year ended December 31, 1997. The net unrealized gains on securities available-for-sale included as a separate component of consolidated stockholders' equity was approximately $632,000 at December 31, 1997.


         In   1996,   realized  gains  and  losses  of  $1,161,000  and  $2,000, respectively, as well as net unrealized losses of $241,000 were included in the results of operations.

3.       Inventories
         -----------

         Inventories are comprised of the following (in 000's):


                        Raw materials             $1,299
                        Work-in-process              189
                        Finished goods             2,139
                                                  ------
                         Total inventories        $3,627
                                                  ======



                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1997 and 1996



4.       Fixed Assets, net
         -----------------

         At  December  31,  1997,  fixed  assets  consist of the  following  (in
         $000's):



                     Furniture, machinery and
                       equipment                     $ 2,604
                     Construction in progress            320
                     Accumulated depreciation       (    731)
                                                     -------
                                                     $ 2,193
                                                     =======



5.       Common Stock
         ------------

         Stock Repurchase
         ----------------

         In February 1994, the Company announced a plan to purchase up to two million shares of the Company's common stock, subject to market conditions and other considerations (the "Repurchase Plan") as determined by the Board of Directors. As of December 31, 1997, 696,839 shares had been acquired under the Repurchase Plan for an aggregate cost of approximately $1,163,000.

         The Company repurchased 70,579 shares in 1996 for an aggregate cost of approximately $127,000. In 1997, 129,093 shares were repurchased for an aggregate cost of approximately $357,000. All shares repurchased in 1996 and 1997 have been canceled and returned to the status of authorized but unissued shares.

         Stock Options
         -------------

         In August 1991, the Board of Directors of the Company adopted a Non-Qualified Stock Option Plan (the "1991 Plan"). Under the 1991 Plan, non-qualified options to purchase up to an aggregate of 500,000 shares of common stock of the Company may be granted by the Board of Directors to officers, directors and employees of the Company at their fair market value at the date of grant. Options will expire five years from date of grant and will be exercisable as to one-half of the shares on the date of grant of the option and as to the other half, on the first anniversary of the date of grant of the option, or under such other terms as determined by the Board of Directors.

         In November 1997, the Board of Directors and Shareholders of the Company adopted the 1997 Non-Qualified Stock Option Plan (the "1997 Plan"). Under the 1997 Plan, non-qualified options to purchase up to 500,000 shares of common stock of the Company can be granted. Many of the other features of the 1997 Plan are the same as the 1991 Plan, other than the options are exercisable one-fifth on the third anniversary of their grant and one-fifth in each of the succeeding years, or under such other terms as determined by the Board of Directors.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1997 and 1996



         The following table summarizes option transactions under the Option Plans for the year ended December 31, 1997 and 1996:


                                                            Weighted Average
                                             Shares          Exercise Price
                                             ------         ----------------
           Options outstanding at
             January 1, 1996                 490,000             $ 1.70
           Options granted                         -
           Options canceled                        -
           Options exercised                       -
                                             -------
           Options outstanding at
             December 31, 1996               490,000             $ 1.70

           Options granted                   224,500             $ 4.65
           Options canceled                 ( 35,000)            $ 1.72
                                             -------
           Options outstanding at
             December 31, 1997               679,500             $ 2.67
                                             =======




         For options outstanding and exercisable at December 31, 1997, the exercise price ranges are:



                                     Options Outstanding                            Options Exercisable
                  -----------------------------------------------------      ----------------------------------
                       Number         Weighted-Average     Weighted-              Number           Weighted-
Range of           Outstanding at      Remaining Life       Average           Outstanding at        Average
Exercise Prices   December 31, 1997      (In Years)      Exercise Price      December 31, 1997   Exercise Price
-----------------------------------------------------------------------      ----------------------------------

 $1 to $3              455,000               2              $ 1.70                 455,000            $1.70
 $3.01-$7              224,500               9                4.75                       -                -
                       -------                              ------                 -------            -----
                       679,500                              $ 2.67                 455,000            $1.70
                       =======                              ======                 =======            =====




         In addition, in 1995 in connection with the Madis acquisition, the Company issued to the former Madis shareholders options outside of the 1991 Plan to acquire 250,000 shares of the Company's common stock at its then approximate fair value of $2.10 per share. Three employees of Madis were also given a total of 60,000 options outside of the 1991 Plan with prices ranging from $2.00 - $2.10, the approximate fair market value at the time of grant, in connection with their employment. Sixty thousand have since been canceled. In 1996, 57,000 options were granted outside of the 1991 Plan to various employees of the Company and Madis in connection with their employment with prices ranging between $1.8125 and $2.25, the approximate fair market value at the time of the grant. In 1997, 40,000 options were granted outside of the 1997 Plan for new employees with prices ranging from $3.375 to $5.375 per share.

         The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for stock options issued.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1997 and 1996


         Had compensation cost for the issued stock options been determined based upon the fair values at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                     1997          1996
                                                     ----          ----
               Net income:
                 As reported (in 000's)             $ 2,336       $ 229
                 Pro forma (in 000's)               $ 2,240       $  76

               Basic net income per share:
                 As reported                        $   .31       $ .03
                 Pro forma                          $   .30       $ .01

               Diluted net income per share:
                 As reported                        $   .29       $ .03
                 Pro forma                          $   .28       $ .01


         All options granted to date have an exercise price equal to the market price of the Company's stock on the grant date. For purposes of calculating the compensation cost consistent with FAS No. 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 49 percent in 1997 and 48 percent in 1996; risk free interest rates between 5.25 percent and 7.63 percent; and weighted average expected lives of 5 to 10 years.

6.       Settlement of Dispute and Litigation with
         American Industrial Properties REIT
         -----------------------------------------

         In November 1996, the Company and American Industrial Properties REIT ("IND") entered a settlement agreement resolving all disputes and litigation that arose between them as a result of the Company's efforts to influence the management of and protect its investment in IND. The settlement agreement provided that IND pay $825,000 to the Company as reimbursement for costs incurred in connection with the disputes and as consideration for releases and a standstill agreement. The Company also sold its investment in IND to an unrelated third party for an aggregate price of approximately $2.5 million. IND agreed to make numerous changes to its Bylaws designed to remedy the corporate governance problems which the Company pointed to in the disputes. The sale of the investment in IND resulted in a net gain of approximately $619,000 in 1996. The reimbursement of expenses incurred in years prior to 1996 of $394,000 to protect the Company's investment in IND was recorded as other income, while the remaining reimbursement of $431,000 offset expenses incurred in 1996.

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

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1997 and 1996



          The term is to be automatically extended one day for each day elapsed after the Effective Date. The Chairman may terminate his employment under the Agreement under certain conditions specified in the Agreement, and the Company may terminate the Chairman's employment under the Agreement for cause. In the event of the Chairman's death during the term of the Agreement, his beneficiary shall be paid a monthly death benefit equal to $215,000 per year for three years payable in equal monthly installments. Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement, he shall be paid an annual disability payment equal to 80 percent of his base salary plus cash bonuses in effect at the time of the disability. Such disability payments shall continue until the Chairman attains the age of 70. The Company accrued approximately $35,000 in each of 1996 and 1997 for the contingent payments provided under the terms of the Agreement.



          In connection with the Madis acquisition, the Vice Chairman of Madis was given an employment agreement commencing January 3, 1995 for a term of four years at an annual salary of $150,000. The employment contract was subsequently extended for an additional two years on January 2, 1998.

8.       Income Taxes
         ------------

         At December 31, 1997, the Company had net operating loss carryforwards ("NOLs") of approximately $18.4 million for Federal income tax reporting purposes, which expire in the years 2002 and 2003. Additionally, the Company has investment and research and development tax credit carryforwards aggregating approximately $170,000 and $870,000, respectively, which expire from 1998 through 2000. The ultimate realization of the tax benefits from the net operating loss and tax credit carryforwards is dependent upon future taxable earnings of the Company.

         The Company's federal income tax returns for the years ended March 31, 1987 and 1988 and for the nine months ended December 31, 1988 were examined by the Internal Revenue Service ("IRS"). The IRS challenged the deductibility of certain payments aggregating approximately $8.1 million made during those periods in connection with certain litigation settlements and legal fees primarily related to the settlement of a class action lawsuit. The Company disagrees with the IRS. Even though the Company intends to vigorously defend its position when it utilizes the NOLs, there can be no assurance that the Company's position will be sustained.


          The components of income tax expense (benefit) were as follows (in $000's):



                                                     1997        1996
                                                   --------    --------
                Federal-current                     $  51      $    7
                State-current                         160     (     2)
                Deferred                                -           -
                                                    -----      ------
                  Total                             $ 211      $    5
                                                    =====      ======


                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1997 and 1996



         Deferred income taxes reflect the tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1997 are as follows (in 000's):


             Deferred tax assets:
               Net operating loss carryforwards           $6,268
               Alternative minimum tax ("AMT")
                 and other credit carryforwards            1,205
               Other, net                                    329
                                                          ------
                                                          $7,802
                                                          ======

             Valuation allowance                         ($7,727)
                                                          ======

             Net deferred tax asset                       $   75
                                                          ======



         Due to the relatively short expiration periods of the NOLs and the past earnings trend, the Company believes that a substantial valuation allowance for the deferred tax asset is required.

         A reconciliation of the provision for income tax expense to the expected income tax expense (income before income taxes times the statutory tax rate of 34%) is as follows (in 000's):



                                                     1997            1996
                                                   --------        --------
             Income before income taxes           $ 2,547           $  234
             Statutory federal income
               tax rate                                34%              34%
                                                   ------           ------

             Expected income tax                      866               80
             Dividends received deduction               -          (     9)
             Alternative minimum tax                   51                7
             State tax                                106          (     1)
             Change in valuation allowance       (    863)         (   108)
             Other, net                                51               36
                                                  -------           ------
               Provision for income taxes         $   211           $    5
                                                  =======           ======



         The Tax Reform Act of 1986, as amended, provides for a parallel tax system which requires the calculation of AMT and the payment of the higher of the regular income tax or AMT. The Company also has an AMT credit carryforward of approximately $171,000 which will be allowed as a credit carryover against regular tax in the future in the event the regular tax exceeds the AMT tax.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1997 and 1996



9.       Commitments, Contingencies and Related Party Transactions
         ---------------------------------------------------------

         The Chairman of the Company is the Chairman of a brokerage firm which provided investment services to the Company during the years ended December 31, 1997 and 1996. Brokerage commissions paid by the Company totaled approximately $36,000 in 1997 and $33,000 in 1996.

         The Chairman of the Company is also the President of Sun Equities Corporation ("Sun"), the Company's principal stockholder. The Company reimburses Sun for the Company's proportionate share of the cost of group medical insurance and office supplies. Such reimbursements for the years ended December 31, 1997 and 1996 amounted to approximately $419,000 and $76,000, respectively. This increase is because group medical insurance for the Company was managed by Sun for all of 1997 compared to only the last three months of 1996. Sun received no remuneration or administrative fees for performing this service. Total medical costs incurred by the Company and Madis were essentially equal in 1997 compared to 1996.

         Rosenman & Colin, LLP ("R&C") performed legal work for the Company and its subsidiaries in 1997 and 1996. Natalie I. Koether, President of the Company and of Madis and the wife of the Chairman of the Company, is of counsel to R&C. Aggregate fees and expenses billed to the Company and its subsidiaries were approximately $19,000 in 1997 and $118,000 in 1996.

         Madis leases a 125,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation ("Madis Affiliate") owned by the former shareholders of Madis for $20,000, net, per month plus one per cent of the gross revenues of Madis up to an additional $200,000 per year over a term of five years expiring in December 1999 with renewal options for fifteen additional years. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories, manufacturing space of 70,000 square feet; and warehousing space of 25,000 square feet.

         Madis also leases a warehouse facility in Teterboro, New Jersey for $130,000 per year from an unrelated party.

         The Company rents office space on a month-to-month basis from an affiliate. Such rent expense was approximately $43,000 in 1997 and in 1996.


         In connection with the acquisition of Madis, the Madis Affiliate borrowed $200,000 from the Company (the "First Loan") in 1995, and the Madis Affiliate and its shareholders borrowed $205,000 in 1994 from the Company (the "Second Loan"). Both Loans bore interest at the rate of 2% above the Citibank prime rate (but in no event more than 13%) and are collateralized by the Madis facility. The First Loan was repayable at $10,000 per month plus interest commencing February 1, 1995 until it was satisfied and thereafter the Second Loan is payable at the rate of $10,000 per month plus interest until it is satisfied. The First Loan was paid off in 1996 and the current balance of the Second Loan was approximately $55,000 at December 31, 1997.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1997 and 1996



          During 1995, the Company loaned money to an officer of the Company and to an officer of Madis to acquire common stock ("Stock") of the Company in the open market. These loans, amounting to $86,000, are non-recourse loans collateralized by the Stock, bearing interest at the minimum rate required under the Internal Revenue Code to avoid imputation of interest. Also in 1995 in connection with the acquisition of Madis, the Company loaned $210,000 to Voldemar Madis, who serves as Vice-Chairman of the Company and of Madis. In the past, Mr. Madis had made loans for the same amount to Madis while it operated under the protection of Federal Bankruptcy Law. These loans were not repaid when Madis was removed from bankruptcy. The loan made to Mr. Madis by the Company bears interest at a rate of 8.125%, has a five-year term, and is collateralized by Mr. Madis' personal residence. The loan to Mr. Madis had a principal balance of $202,000 at December 31, 1997. In February 1998, the loan was paid in full.

Item 8. -      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               AND FINANCIAL DISCLOSURE
               ---------------------------------------------


               Not applicable.

                                    PART III

Item 9. -      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
               ------------------------------------------------------------

         The four members of the Board of Directors were elected at the 1997 Annual Meeting of Stockholders and will serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The Company's officers are elected by and serve at the leave of the Board.

         There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. Paul O. Koether, the Chairman of the Company, and Natalie I. Koether, the President of the Company, are spouses.

         The directors and executive officers of the Company at February 28, 1998 were as follows:


                                       Position and Office
                                       Presently Held with          Director
Name of Person              Age           the Company               Since
--------------              ---        -------------------          --------

Paul O. Koether             61         Chairman and                  1988
                                       Director of the
                                       Company; Chairman
                                       of Madis

Mark W. Jaindl              38         Director                      1994

Alfredo Mena                45         Director                      1992

William Mahomes, Jr.        51         Director                      1993

Natalie I. Koether          58         President of the                 -
                                       Company and Madis

Voldemar Madis              57         Vice Chairman of the             -
                                       Company and Madis

Mark Koscinski              40         Senior Vice President            -
                                       of the Company; Vice
                                       President, Treasurer
                                       and Secretary of Madis

John W. Galuchie, Jr.       45         Executive Vice President,        -
                                       Treasurer and Secretary
                                       of the Company
--------------------

         Paul O. Koether is principally engaged in the following businesses: (i) the Company, as Chairman since April 1988, President from April 1989 to February 1997, a director since March 1988, and for more than five years as the Chairman and President of Sun Equities Corporation ("Sun"), a private, closely-held corporation which is the Company's principal stockholder; (ii) as Chairman of Madis Botanicals, Inc., ("Madis") a majority-owned subsidiary of the Company, since January 1995 and as a director since December 1994; (iii) as Chairman and director since July 1987 and President since October 1990 of Kent Financial Services, Inc. ("Kent") which engages in various financial services, including the operation of a retail brokerage business through its wholly-owned subsidiary, T. R. Winston & Company, Inc. ("Winston") and the general partner since 1990 of Shamrock Associates, an investment partnership which is the principal stockholder of Kent; (iv) various positions with affiliates of Kent, including Chairman since 1990 and a registered representative since 1989 of Winston; (v) since July 1992, as Chairman of American Metals Service, Inc., which is currently seeking to acquire an operating business and (vi) a director of Gaia Herbs, Inc., a private company of which the Company owns 35% since 1997. Prior to August 1994, Mr. Koether also served as Chairman and director of NorthCorp Realty Advisors, Inc. ("NorthCorp"), formerly a subsidiary of the Company.

         Mark W. Jaindl. From May 1982 to October 1991, and again since May 1995, Mr. Jaindl has served as Chief Financial Officer of Jaindl Farms, which is engaged in diversified businesses, including the operation of a 12,000-acre turkey farm, a John Deere dealership and a grain operation. Mr. Jaindl is President and CEO of American Bank of the Lehigh Valley, a commercial bank located in Allentown, Pennsylvania. He also serves as the Chief Financial Officer of Jaindl Land Company, a developer of residential, commercial and industrial properties in eastern Pennsylvania. From June 1992 until May 1995 he was Senior Vice President of the Company. He was Senior Vice President of Madis from December 1994 until May 1995 and a director of Madis since December 1994 and he has served as a director of American Metals Service, Inc. since July 1992. Mr. Jaindl was a director of NorthCorp from June 1992 until September 1994 and was Interim President of NorthCorp from February 1994 until August 1994.

         Alfredo Mena. Since 1986, Mr. Mena has been the president of CIA. Salvadorena de Inversiones, S.A. de C.V. and had served as its Director and General Manager from 1974 to 1986. CIA. Salvadorena de Inversiones, S.A. de C.V. is engaged in coffee growing, processing and exporting. From October 1995 until June 1997, he served as the Presidential Commissioner for Privatization and Modernization of El Salvador. Mr. Mena is a citizen of El Salvador.

         William Mahomes, Jr. In March 1997, Mr. Mahomes formed Mahomes & Associates, a Professional Corporation, involved in the practice of law, specializing in real estate and commercial transactions. From 1994 to March 1997, Mr. Mahomes was a Senior Shareholder of the law firm of Locke Purnell Rain Harrell. From 1990 to 1994 he was an international partner in the Dallas office of Baker & McKenzie. Prior to that, from 1987 to 1990, he served as Executive Vice President and General Counsel of Pro-Line Corporation, which is engaged in the manufacture and distribution of hair care products. Mr. Mahomes currently serves on the Board of Directors of a variety of organizations, including the Bethlehem Foundation, The Salvation Army, MESBIC Ventures, Inc., the Dallas Opera, the Texas Pension Review Board and the Pegasus Charter School.

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

         Mark Koscinski, a certified public accountant is engaged in the following activities: (i) the Company as Senior Vice President and principal accounting and senior financial officer since August 1993; (ii) Vice President of Sun since August 1993; (iii) Vice President, Treasurer and Secretary and a Director of Madis since December 1994; and (iv) Vice President of Kent and Winston since August 1993. Mr. Koscinski was Vice President of Accounting Operations of Chemical Bank, New York from October 1992 to August 1993.

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


Item 10. - EXECUTIVE COMPENSATION
           ----------------------

         The table below sets forth for the years ended December 31, 1997, 1996 and 1995, the compensation of any person who, as of December 31, 1997, was the Chief Executive Officer of the Company or who was among the four most highly compensated executive officers of the Company other than the Chief Executive Officer with annual compensation in excess of $100,000 ("Executive Officers").







                                                                     Long-Term
Name and                             Annual Compensation(1)(2)      Compensation
Principal Position        Year        Salary            Bonus        Options(#)
------------------        ----        ------            -----       ------------

Paul O. Koether           1997       $215,000         $ 50,000              -
Chairman                  1996        215,000                -              -
                          1995        215,000                -         50,000


Natalie I. Koether        1997        $267,000        $      -        125,000
President                 1996         244,760               -              -
                          1995          55,807               -        100,000


Mark Koscinski(3)         1997        $108,000        $ 22,500              -
Senior Vice President     1996         108,000          15,101         10,000
                          1995          88,250           3,500         15,000


Voldemar Madis            1997        $150,000        $  6,000              -
Vice Chairman(5)          1996         152,885           6,101              -
                          1995         150,000               -         36,115(4)



----------------------------------


(1) The Company currently has no bonus plan.

(2) Certain Executive Officers received incidental personal benefits during the fiscal years covered by the table. The value of these incidental benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for any of the Executive Officers. Such amounts are excluded from the table.

(3) In 1995, the Company loaned Mr. Koscinski $43,425 to acquire 25,000 shares of Company stock in the open market (the "Shares"). The Shares are held as security for the loan which shall accrue interest at the interest rate necessary to avoid the imputation of interest under the Internal Revenue Code of 1986. The loan or loan interest shall be paid solely from the proceeds of any sale by Mr. Koscinski of the Shares. In no event will Mr. Koscinski be otherwise liable for the loan or loan interest.

(4) Options granted in conjunction with the acquisition of Madis Botanicals, Inc. on January 3, 1995.

(5) Mr. Madis was President of Dr. Madis Laboratories, Inc., the predecessor corporation of Madis ("DML"), and is President of IVM Corporation ("IVM"). Both IVM and DML operated under the protection of Federal Bankruptcy Law for the five-year period prior to January 3, 1995, when DML was acquired by the Company. IVM is the owner of the premises occupied by Madis. The terms of the lease to the Company by IVM are described in "Item 2-Description of Property".

Options Granted
---------------

         Under the Company's 1991 Non-Qualified Stock Option Plan (the "1991 Plan"), non-qualified options to purchase up to an aggregate of 500,000 shares of the Company's Common Stock may be granted by the Board of Directors to officers, directors and employees of the Company, its subsidiaries or parent. The exercise price for the shares may not be less than the fair market value of the Common Stock on the date of grant. Options will expire five years from the date of grant and will be exercisable as to one-half of the shares on the date of grant and as to the other half, after the first anniversary of the date of grant, or at such other time, or in such other installments as may be determined by the Board of Directors or a committee thereof at the time of grant. The options are non-transferable (other than by will or by operation of the laws of descent) and are exercisable generally only while the holder is employed by the Company or by a subsidiary or parent of the Company or, in the event of the holder's death or permanent disability while employed by the Company, within one year after such death or disability.

         In November 1997, the Board of Directors and shareholders of the Company adopted the 1997 Non-Qualified Stock Option Plan (the "1997 Plan"). Under the 1997 Plan, non-qualified options to purchase up to 500,000 shares of common stock of the Company can be granted. Many of the other features of the 1997 Plan are the same as the 1991 Plan, other than the options are exercisable one-fifth on the third anniversary of their grant and one-fifth in each of the succeeding years, or at such other time, or in such other installments as may be determined by the Board of Directors.

         The table below contains information concerning the fiscal year-end value of unexercised options held by the Executive Officers.



                                     Fiscal Year-End Options Values
                         -------------------------------------------------------
                                                          Value of Unexercised
                          Number of Unexercised               In-the-Money
                          Options at 12/31/97             Options at 12/31/97
    Name                Exercisable/Unexercisable      Exercisable/Unexercisable
   ------               -------------------------      -------------------------
Paul O. Koether          150,000            -          $ 582,813    $       -
Natalie I. Koether       125,000      125,000          $ 487,500    $       -
Mark Koscinski            29,000        6,000          $ 115,219    $  20,250
Voldemar Madis            50,261            -          $ 177,170    $       -





401(k) Plan
-----------

        The  Company  has  established  a  Retirement  Savings  Plan pursuant to
Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan permits employees of the sponsor to defer a portion of their compensation on a pre-tax basis. Employees who meet the 401(k) Plan's eligibility requirements may defer up to 15% of their compensation (base pay plus any bonuses and overtime) for the year. No participant, however, may have deferred more than $9,500 in 1997 and 1996, which amount is indexed each year for inflation. The Company did not match employee contributions in 1997 or 1996. Federally mandated discrimination testing limits the amounts which highly paid employees may defer based on the amounts contributed by all other employees. Participant elective deferral accounts are fully vested and participant matching contribution accounts in the 401(k) Plan are vested in accordance with a graduated vesting schedule over a period of six years of service. All participant accounts in the 401(k) Plan are invested at the direction of the participants among several different types of funds offered by a large mutual fund management company selected by the Company. Distributions of account balances are normally made upon death, disability or termination of employment after normal retirement date (age 60) or early retirement date (age 55). However, distribution may be made at any time after an employee terminates employment. Participants may make withdrawals from their deferred accounts in the event of financial hardship but may not borrow from their accounts. Amounts payable to an employee are dependent on the employee's account balance, which is credited and debited with appropriate earnings, gains, expenses and losses of the underlying investment. Benefits are determined by contributions and investment performance over the entire period an employee participates in the 401(k) Plan. Payment is made in a single cash sum no later than sixty days following the close of the year in which the event giving rise to the distribution occurs.

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

         In conjunction with the acquisition of Madis on January 3, 1995 by the Company, Madis entered into an employment agreement with Voldemar Madis to serve as an executive officer of Madis. Under the terms of the agreement, Mr. Madis will be employed for four years from the date of the agreement at an annual salary of $150,000. The agreement may be terminated for cause, as defined. The agreement has been extended for an additional two years.

Remuneration of Directors
-------------------------

         Directors who are not employees of the Company receive a fee of $1,800 for attending each meeting of the Board or a committee meeting. During 1997, the Company paid directors' fees in the aggregate of approximately $25,000.

         In addition, the Company retired 5,000 stock options previously issued to Mr. Mahomes pursuant to the Company's 1991 Stock Option Plan for a payment of approximately $21,400.

Item 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

         The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 1998, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officer and directors and officers as a group:




                                     Number of Shares           Approximate
Name and Address                     of Common Stock              Percent
of Beneficial Owner                 Beneficially Owned(1)         of Class
-------------------                 ---------------------       -----------
Paul O. Koether
 211 Pennbrook Road
 Far Hills, N.J.  07931               2,995,996(2)(3)              37.43%

Natalie I. Koether
 211 Pennbrook Road
 Far Hills, N.J. 07931                2,995,996(4)                 37.43%

Sun Equities Corporation
 376 Main Street
 Bedminster, N.J.  07921              2,234,296                    27.91%

Mark W. Jaindl
 3150 Coffeetown Road
 Orefield, PA 18069                     167,620(5)                  2.09%

William Mahomes, Jr.
 5400 Renaissance Tower
 1201 Elm Street
 Dallas, TX 75201                        10,000                      *

Alfredo Mena
 P. O. Box 520656
 Miami, Florida 33152                    17,000                      *

Voldemar Madis
 375 Huyler Street
 So. Hackensack, NJ 07606                53,961                      *

Mark Koscinski
 376 Main Street
 Bedminster, NJ 07921                    64,000                      *

Dimensional Fund Advisors, Inc.
 1299 Ocean Avenue, 11th Floor
 Santa Monica, CA 90401                 469,000(6)                  5.86%

All directors and
 officers as a group
 (8 persons)                          3,359,777(1)                 41.97%
------------------------------
*Represents less than one percent.





(1) The beneficial  owner has both sole voting and sole  investment  powers with respect to these shares except as set forth in this footnote or in other footnotes below. Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within sixty days: Paul O. Koether (150,000 shares); Natalie I. Koether (125,000 shares); Mark W. Jaindl (70,000 shares); William Mahomes, Jr. (10,000 shares); Alfredo Mena (15,000 shares); Voldemar Madis (50,261 shares); Mark Koscinski (29,000 shares) and all directors and officers as a group (499,261 shares).

(2) Includes (1) 32,400 shares held by a trust for the benefit of Mr. Koether's daughter for which he serves as the sole trustee; (2) 347,500 shares beneficially owned by his wife, including 100,000 shares owned by Emerald Partners of which she is the sole general partner and 2,000 shares owned by Sussex Group, Inc. of which she is the President, a director and controlling stockholder, 125,000 shares which she has the right to acquire upon exercise of stock options and 120,500 shares held in custodial accounts; and (3) 33,900 shares owned by Mr. Koether's daughter. Mr. Koether may also be deemed to be the beneficial owner of the 2,234,296 shares owned by Sun, of which Mr. Koether is a principal stockholder and Chairman, 45,000 shares held in discretionary accounts of certain of his brokerage customers and 12,900 shares held in Mr. Koether's IRA account. Mr. Koether disclaims beneficial ownership of all of the foregoing shares.

(3) Includes 40,000 shares owned by Winston. Mr. Koether is an officer and director of Winston and of Kent, Winston's parent company, and may be deemed the beneficial owners of such shares. Mr. Koether disclaims such beneficial ownership.

(4) Includes (1) 100,000 shares owned by Emerald Partners of which Mrs. Koether is the sole general partner and 2,000 shares owned by Sussex Group, Inc. of which she is the President, director and controlling stockholder; (2) 125,000 shares which she has the right to acquire upon exercise of stock options; (3) 120,500 shares held in custodial accounts; and (4) the shares beneficially owned by her husband, described above in footnotes (2) and (3). Mrs. Koether may also be deemed to be the beneficial owner of the 2,234,296 shares owned by Sun, of which she is a principal stockholder and her husband is a principal stockholder and Chairman. Mrs. Koether disclaims beneficial ownership of all of the foregoing shares.

(5) Includes 13,720 shares held in Mr. Jaindl's IRA account and 4,000 shares held by a trust for the benefit of his son, for which Mr. Jaindl serves as a trustee.

(6) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 469,000 shares of Pure World, Inc. stock as of December 31, 1997, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

Item 12. -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

     The Company reimbursed Sun approximately $419,000 and $76,000 in 1997 and 1996, respectively, for the Company's proportionate share of certain general and administrative expenses. This increase is because group medical insurance for the Company was managed by Sun for all of 1997 compared to only the last three months of 1996. Sun received no remuneration or administrative fees for performing this service. Total medical costs incurred by the Company and Madis were essentially equal in 1997 compared to 1996.

     Rosenman & Colin LLP ("R&C") performed legal work for the Company for which it billed the Company an aggregate of approximately $19,000 in 1997 and $118,000 in 1996. Natalie I. Koether, Esq., President of the Company and of Madis and wife of the Chairman of the Company, is of Counsel to R&C.

                                     PART IV



Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

The following exhibits are filed as part of this report:



Exhibit
Number        Exhibit                                                      Method of Filing
------        -------                                                      ----------------
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

               (d)     Certificate of Amendment of                         Incorporated by reference to Pure
                       Restated Certificate of Incor-                      World, Inc. Form 10-KSB for the
                       poration of the Company                             year ended December 31, 1996.

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







Exhibit
Number        Exhibit                                                      Method of Filing
-------       -------                                                      ----------------

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

     10.5     1997 Non-Qualified Stock Option Plan                         Incorporated by reference to
                                                                           Exhibit A dated November 20,
                                                                           1997 Proxy Statement

     10.6     (a)  Employment Agreement with                               Incorporated by reference to
                   V. Madis                                                American Holdings, Inc. Form
                                                                           8-K dated January 18, 1995.

              (b)  Amendment to Employment Agreement                       Filed herewith.
                   with V. Madis

     10.7     Lease Agreement for premises of                              Incorporated by reference to
              Dr. Madis Laboratories, Inc.,                                American Holdings, Inc. Form
              375 Huyler Street, South                                     8-K dated January 18, 1995.
              Hackensack, New Jersey

     10.8     Plan of Reorganization of                                    Incorporated by reference to
              Dr. Madis Laboratories, Inc.                                 American Holdings, Inc. Form
                                                                           8-K/A (Amendment No. 1) dated
                                                                           March 17, 1995.

     10.9     Disclosure Statement Related                                 Incorporated by reference to
              to Plan of Reorganization of                                 American Holdings, Inc. Form
              Dr. Madis Laboratories, Inc.                                 8-K/A (Amendment No. 1) dated
                                                                           March 17, 1995.

    21        Subsidiaries of the Registrant                               Filed herewith.

    27        Financial Data Schedule                                      Filed herewith.


       (b)    Reports on Form 8-K

     None




                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PURE WORLD, INC.


March 27, 1998                           By: /s/ Paul O. Koether
                                         ------------------------
                                           Chairman of the Board



                                         By:  /s/ Mark Koscinski
                                         ------------------------
                                           Mark Koscinski
                                           Senior Vice President
                                           (Principal Financial and
                                            Accounting Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Capacity                       Date
      ---------                       --------                       ----


/s/ Paul O. Koether                Chairman of the Board         March 27, 1998
-------------------------          and Director
Paul O. Koether                    (Principal Executive
                                    Officer)


/s/ William Mahomes, Jr.           Director                      March 27, 1998
-------------------------
William Mahomes, Jr.



/s/ Alfredo Mena                   Director                      March 27, 1998
-------------------------
Alfredo Mena



/s/ Mark W. Jaindl                 Director                      March 27, 1998
-------------------------
Mark W. Jaindl