Form 10QSB
period 1998-03-31
PURE WORLD INC
filed 1998-05-14
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: March 31, 1998

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of April 30, 1998, the issuer had 7,517,256 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes         No    X

PART I  - FINANCIAL INFORMATION
-------   ---------------------
Item 1. - Financial Statements
-------   ---------------------

                        PURE WORLD, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                 ($000 Omitted)


                                                                    March 31,
                                                                      1998
                                                                    ---------
ASSETS
Current assets:
     Cash and cash equivalents                                       $ 7,457
     Marketable securities                                               132
     Accounts receivable, net of
       allowance for uncollectible
       accounts and returns and
       allowances of $132                                              3,175
     Inventories, net                                                  4,826
     Other                                                               544
                                                                     -------
         Total current assets                                         16,134
                                                                     -------
Securities available-for-sale                                          1,333
Investment in unaffiliated
  natural products company                                             1,510
Fixed assets, net                                                      5,398
Notes receivable from affiliates                                         311
Goodwill, net of accumulated
  amortization of $310                                                 1,681
Other assets                                                             361
                                                                     -------
         Total assets                                                $26,728
                                                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $ 1,982
     Accrued expenses                                                  1,462
                                                                     -------
         Total current liabilities                                     3,444
Long-term debt                                                         2,296
                                                                     -------
         Total liabilities                                             5,740
                                                                     -------

Stockholders' equity:
     Common stock, par value $.01;
       30,000,000 shares authorized;
       7,515,256 shares outstanding                                       75
     Additional paid-in capital                                       43,304
     Accumulated deficit                                            ( 22,784)
     Unrealized gains on securities
       available-for-sale                                                393
                                                                     -------
         Total stockholders' equity                                   20,988
                                                                     -------
         Total liabilities and
           stockholders' equity                                      $26,728
                                                                     =======


          See accompanying notes to consolidated financial statements.


                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)


                                                          Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
Revenues:
  Sales                                                 $ 5,095       $ 2,423
  Net gains on investment securities                         76            71
  Interest and dividends                                    101           137
  Other income                                                3           240
                                                        -------       -------
     Total revenues                                       5,275         2,871
                                                        -------       -------

Expenses:
  Cost of goods sold                                      2,520         1,257
  Personnel                                                 637           497
  Professional fees                                          92           117
  Other                                                     469           453
                                                        -------       -------
     Total expenses                                       3,718         2,324
                                                        -------       -------

Income before income taxes                                1,557           547
Provision for income taxes                                  127            42
                                                        -------       -------
Net income                                              $ 1,430       $   505
                                                        =======       =======

Basic net income per share                              $   .19       $   .06
                                                        =======       =======
Diluted net income per share                            $   .18       $   .06
                                                        =======       =======













          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)
                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
Cash flows from operating activities:
     Net income                                         $ 1,430       $   505
     Adjustments:
        Depreciation and amortization                       137            96
        Net marketable securities
          transactions                                      247      (     13)
        Gain on sale of securities
          available-for-sale                           (     58)     (     71)
        Change in inventories                          (  1,199)     (    488)
        Change in receivables                          (  2,036)     (    202)
        Change in accounts payable and
          other accruals                                  2,049           156
        Other, net                                     (     87)     (    115)
                                                        -------       -------
        Net cash provided by (used in)
          operating activities                              483      (    132)
                                                        -------       -------

Cash flows from investing activities:
     Purchase of fixed assets                          (  3,305)     (     75)
     Proceeds from sale of securities
       available-for-sale                                   155            90
     Purchase of securities
       available-for-sale                              (     16)     (    415)
     Loans to affiliates and others                    (     60)            -
     Repayment of loans to affiliates                       246            40
     Other, net                                        (    156)           15
                                                        -------       -------
        Net cash used in financing
          activities                                   (  3,136)     (    345)
                                                        -------       -------

Cash flows from financing activities:
     Repurchase of common stock                               -      (    183)
     Issuance of common stock upon
       exercise of stock options                             17             -
     Change in long-term debt                             1,993             -
                                                        -------       -------
        Net cash provided by (used in)
          financing activities                            2,010      (    183)
                                                        -------       -------
Net decrease in cash and cash
     equivalents                                       (    643)     (    660)
Cash and cash equivalents at beginning
     of period                                            8,100        10,865
                                                        -------       -------
Cash and cash equivalents at end
     of period                                          $ 7,457       $10,205
                                                        =======       =======

Supplemental disclosure for cash
  flow information:
     Cash paid for:
       Interest expense                                 $     6       $     4
       Taxes                                            $    12       $     7




          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997

                                   (UNAUDITED)

1.   General
     -------

     The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries (the "Company") as of March 31, 1998 and for the quarters ended March 31, 1998 and 1997 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. Prior years financial statements have been reclassified to conform to the current year's presentation.

     The results of operations for the quarters ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year or any other period.


2.   Investment Securities
     ---------------------

     At March 31, 1998, investment securities consisted of the following (in 000's):

                                                        Gross
                                         Amortized     Holding      Fair
                                            Cost        Gains       Value
                                         ---------     -------      -----
      Marketable securities               $  132        $    -      $  132

      Available-for-sale                     940           393       1,333
                                          ------        ------      ------
      Total Investment
        Securities                        $1,072        $  393      $1,465
                                          ======        ======      ======


     All investment securities were investments in common stock. Substantially all gains recorded in the three months ended March 31, 1998 and 1997 were realized.

3.   Inventories
     -----------

     Inventories are comprised of the following (in $000's):

         Raw materials                       $2,462
         Work-in-progress                       257
         Finished goods                       2,107
                                             ------
           Total inventories, net            $4,826
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


5.   Fixed Assets
     ------------

     At March 31, 1998, fixed assets consisted of the following (in $000's):


           Furniture, machinery and
             equipment                                 $2,822
           Construction in progress                     3,407
           Accumulated depreciation                   (   831)
                                                       ------
             Total                                     $5,398
                                                       ======




6.   Long-term Debt
     --------------

     Long-term debt consisted of the following at March 31, 1998 (in $000's):


          Loans payable to a bank bearing
            annual interest at the prime
            rate (currently 8.5%) maturing
            in 2003.  Interest only payments
            until December 1998                           $ 2,030

          Leases payable for equipment                        283

          All other                                           154
                                                          -------
              Total                                         2,467
                                                          =======

          Less: Current portion of long-
            term debt                                         171
                                                          -------
          Long-term debt                                  $ 2,296
                                                          =======




7.   Net Income Per Share
     --------------------

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share." This standard revises certain methodology for computing earnings per common share and requires the reporting of two earnings per share figures: basic earnings per share and diluted earnings per share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

     All prior period earnings per share figures have been restated in accordance with the adoption of SFAS No. 128.

     The shares used for basic earnings per common share and diluted earnings per common share are reconciled as follows:




                                                         (Shares in Thousands)
                                                        Quarter Ended March 31,
                                                        -----------------------
                                                         1998            1997
                                                        ------          ------
   Basic earnings per common share:
     Average shares outstanding for
       basic earnings per share                          7,507          7,611
                                                         =====          =====

   Diluted earnings per common share:
     Average shares outstanding for
       basic earnings per share                          7,507          7,611

   Dilutive effect of stock options                        640            242
                                                         -----          -----

     Average shares outstanding for
       diluted earnings per share                        8,147          7,853
                                                         =====          =====





8.  Comprehensive Income
    --------------------

     Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires reporting and display of comprehensive income.

     Comprehensive income of the company for the quarters ended March 31, 1998 and 1997 are (in $000's):




                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
                                                         1998        1997
                                                        ------      ------

         Net income                                     $ 1,430     $   505
         Unrealized gains (losses) on
           securities available-for-sale               (    239)        434
                                                        -------     -------
         Comprehensive income                           $ 1,191     $   939
                                                        =======     =======



Item 2.  Management's Discussion and Analysis of
-------  Financial Condition and Results of Operations
         ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

     At March 31, 1998, the Company had cash and cash equivalents of approximately $7.5 million. Cash equivalents of $6.8 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 4.98% and 5.43%. The Company had net working capital of $12.7 million at March 31, 1998. The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

     Net cash of $483,000 was provided by operations for the three month period ended March 31, 1998, compared to a net use of cash of $132,000 for the same period in 1997. The increases in inventory and accounts receivable is a result of the increase in sales in 1997 and 1998. In 1998, the increase in accounts payable is a result of the increase in inventory as well as the additions to fixed assets (described below). Depreciation and amortization increased in the first quarter of 1998 compared to the first quarter of 1997 due to continued additions and enhancements to the laboratory and production facilities.

     Net cash of $3,136,000 and $345,000 was used in investing activities in the quarters ended March 31, 1998 and 1997, respectively. The Company, which has been increasing its investment in laboratory and manufacturing facilities, began an expansion program in 1997 to upgrade and expand its productive capacity and to build a new warehouse facility. The total cost of the warehouse and expansion will be approximately $6 million, including certain equipment purchases for the laboratories. The Company has obtained an equipment line of credit of $3 million from a bank of which $2 million was utilized as of March 31, 1998. The balance will be paid from working capital. The expansion is scheduled to be completed by the end of the Second Quarter of 1998.

     Cash flows provided by financing activities in the first quarter of 1998 were $2,010,000 compared to a net use of $183,000 in the same period in 1997. The increase in long-term debt in 1998 is a result of the expansion program and financing described above.

Results of Operations
---------------------

     The Company's operations resulted in net income of $1,430,000, or $.19 basic earnings per share, for the three months ended March 31, 1998 compared to net income of $505,000, or $.06 basic earnings per share, for the comparable period in 1997. Diluted earnings per share were $.18 and $.06 for the quarters ended March 31, 1998 and 1997 respectively.

     The Company, through its wholly-owned subsidiary, Madis Botanicals, Inc. ("Madis") had sales of $5.1 million for the quarter ended March 31, 1998, compared to sales of $2.4 million for the comparable quarter of 1997, an increase of $2.7 million, or 110%.

     For the three month periods ended March 31, 1998 and 1997, the gross margin (sales less cost of goods sold) was $2.6 million, or approximately 50% and $1.2 million, or approximately 48%, respectively.

     The improved results are attributed to increases in the sales of Madis' line of standardized botanical products, particularly St. Johns Wort, kava, and black cohosh.

     For the three month period ended March 31, 1998, the Company recorded net gains on marketable securities of $76,000 compared to $71,000 for the same period in 1997. Substantially all of the gains recorded in 1997 and 1998 were realized.

     Interest and dividend income was $101,000 for the three month period ended March 31, 1998, compared to $137,000 for the three month period ended March 31, 1997. Interest income was $100,000 during the three month period ended March 31, 1998, a decrease of $36,000 from the $136,000 recorded in the comparable period of 1997. This increase was due primarily to lower invested balances. Dividend income in the three month periods ended March 31, 1998 and 1997 was $1,000.

     Other income was $3,000 for the quarter ended March 31, 1998 compared to $240,000 for the comparable period in 1997. Other income in 1997 was cash received in connection with the sale of a prior business in 1994. The Company does not anticipate additional revenue from this source.

     Personnel expenses were $637,000 during the three months ended March 31, 1998 compared to $497,000 in the comparable period in 1997. An increase in management and laboratory personnel as well as merit salary increases accounted for the increase.

     Professional fees, consisting of legal, accounting and consulting fees were $92,000 during the three months ended March 31, 1998, compared to $117,000 in the same period in 1997. This decrease was primarily due to a reduction in legal fees.

     Other expenses were $469,000 for the three month period ended March 31, 1998, compared to $453,000 for the same period in 1997. The increased level of sales and depreciation expense were the primary reasons for the increase.

PART II - OTHER INFORMATION
-------   -----------------


Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)      Exhibits
         --------

         27.     Financial Data Schedule for the three months ended
                 March 31, 1998.

(b)      Reports on Form 8-K
         -------------------

         None.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              PURE WORLD, INC.




Dated: May 14, 1998                            By: /s/ Mark Koscinski
                                                    ------------------
                                                   Mark Koscinski
                                                   Senior Vice President and
                                                   Principal Accounting Officer