Form 10QSB
period 1998-06-30
PURE WORLD INC
filed 1998-08-14
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 1998

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 1998, the issuer had 7,517,256 shares of its common stock, par value $.01 per share, outstanding.

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


                                                                     June 30,
                                                                       1998
                                                                     --------
ASSETS
Current assets:
     Cash and cash equivalents                                        $ 7,323
     Marketable securities                                                 14
     Accounts receivable, net of
       allowance for uncollectible
       accounts and returns and
       allowances of $136                                               3,590
     Inventories, net                                                   5,132
     Other                                                                376
                                                                      -------
         Total current assets                                          16,435
                                                                      -------

Securities available-for-sale                                           1,063
Investment in unaffiliated
  natural products company                                              1,510
Plant and equipment, net                                                8,894
Notes receivable from affiliates                                          282
Goodwill, net of accumulated amortization of $346                       1,645
Other assets                                                              483
                                                                      -------
         Total assets                                                 $30,312
                                                                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $ 1,882
     Current portion of long-term debt                                    856
     Accrued expenses and other                                         1,535
                                                                      -------
         Total current liabilities                                      4,273

Long-term debt                                                          3,422
                                                                      -------
         Total liabilities                                              7,695
                                                                      -------

Stockholders' equity:
     Common stock, par value $.01;
       30,000,000 shares authorized;
       7,517,256 shares outstanding                                        75
     Additional paid-in capital                                        43,330
     Accumulated deficit                                             ( 20,737)
     Unrealized losses on securities
       available-for-sale                                            (     51)
                                                                      -------
         Total stockholders' equity                                    22,617
                                                                      -------
         Total liabilities and
            stockholders' equity                                      $30,312
                                                                      =======


          See accompanying notes to consolidated financial statements.



                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)



                                                       Three Months Ended
                                                            June 30,
                                                     ---------------------
                                                      1998           1997
                                                     ------         ------
Revenues:
  Sales                                              $ 6,162        $ 2,656
  Net gains on investment securities                     525            178
  Interest and dividends                                  91            140
  Other income                                             -            221
                                                     -------        -------
     Total revenues                                    6,778          3,195
                                                     -------        -------

Expenses:
  Cost of goods sold                                   3,066          1,491
  Selling, general and administrative                  1,542          1,002
                                                     -------        -------
     Total expenses                                    4,608          2,493
                                                     -------        -------

Income before income taxes                             2,170            702
Provision for income taxes                               123             40
                                                     -------        -------
Net income                                           $ 2,047        $   662
                                                     =======        =======

Basic net income per share                           $   .27        $   .09
                                                     =======        =======
Diluted net income per share                         $   .25        $   .09
                                                     =======        =======

















          See accompanying notes to consolidated financial statements.


                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)


                                                      Six Months Ended
                                                          June 30,
                                                   ----------------------
                                                     1998          1997
                                                   --------      --------
Revenues:
  Sales                                             $11,257       $ 5,079
  Net gains on investment securities                    601           249
  Interest and dividends                                192           277
  Other income                                            3           461
                                                    -------       -------
     Total revenues                                  12,053         6,066
                                                    -------       -------

Expenses:
  Cost of goods sold                                  5,586         2,748
  Selling, general and administrative                 2,740         2,069
                                                    -------       -------
     Total expenses                                   8,326         4,817
                                                    -------       -------

Income before income taxes                            3,727         1,249
Provision for income taxes                              250            82
                                                    -------       -------
Net income                                          $ 3,477       $ 1,167
                                                    =======       =======

Basic net income per share                          $   .46       $   .15
                                                    =======       =======
Diluted net income per share                        $   .42       $   .15
                                                    =======       =======


















          See accompanying notes to consolidated financial statements.



                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 ($000 Omitted)

                                                          Six Months Ended
                                                               June 30,
                                                       ----------------------
                                                         1998          1997
                                                       --------      --------
Cash flows from operating activities:
     Net income                                         $ 3,477       $ 1,167
     Adjustments:
        Depreciation and amortization                       261           210
        Net marketable securities
          transactions                                      396             1
        Gain on sale of securities
          available-for-sale                           (    573)     (    244)
        Change in inventories                          (  1,505)     (    804)
        Change in receivables                          (  2,451)     (    277)
        Change in accounts payable and
          other accruals                                  1,994           123
        Other, net                                     (     20)     (     24)
                                                        -------       -------
        Net cash provided by operating
          activities                                      1,579           152
                                                        -------       -------

Cash flows from investing activities:
     Purchase of plant and equipment                   (  6,891)     (    309)
     Proceeds from sale of securities
       available-for-sale                                 1,401           374
     Purchase of securities
       available-for-sale                              (    922)     (    469)
     Loans to affiliates and others                    (     60)            -
     Repayment of loans to affiliates                       275            71
     Investment in unaffiliated natural
       products company                                       -      (    500)
     Other, net                                        (    177)           15
                                                        -------       -------
        Net cash used in investing
          activities                                   (  6,374)     (    818)
                                                        -------       -------

Cash flows from financing activities:
     Repurchase of common stock                               -      (    357)
     Issuance of common stock                                43             -
     Net increase in borrowings                           3,975             -
     Other, net                                               -            48
                                                        -------       -------
        Net cash provided by (used in)
          financing activities                            4,018      (    309)
                                                        -------       -------
Net decrease in cash and cash
     equivalents                                       (    777)     (    975)
Cash and cash equivalents at beginning
     of period                                            8,100        10,865
                                                        -------       -------
Cash and cash equivalents at end of
     period                                             $ 7,323       $ 9,890
                                                        =======       =======

Supplemental disclosure for cash
  flow information:
     Cash paid for:
       Interest expense                                 $    73       $     7
       Taxes                                            $   292       $    87





          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

                                   (UNAUDITED)

1.       General
         -------

         The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries (the "Company") as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

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

         The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.       Investment Securities
         ---------------------

         At June 30, 1998, investment securities consisted of the following (in 000's):

                                                Gross      Gross
                                  Amortized    Holding    Holding    Fair
                                     Cost       Gains     Losses     Value
                                  ---------    -------    -------    -----
         Marketable
           securities              $   15       $   -      $   1     $   14

         Available-for-sale         1,114         153        204      1,063
                                   ------       -----      -----     ------

         Total investment
           securities              $1,129       $ 153      $ 205     $1,077
                                   ======       =====      =====     ======



         All   investment   securities   are   investments   in  common   stock.
         Substantially all gains recorded in the three and six month periods ended June 30, 1998 and 1997 were realized.


3.       Inventories
         -----------

         At June 30,  1998,  inventories  are  comprised  of the  following  (in
         $000's):

                 Raw materials and
                   inventory in transit                $2,807
                 Work-in-progress                         120
                 Finished goods                         2,205
                                                       ------
                   Total inventories, net              $5,132
                                                       ======


4.       Investment in Unaffiliated Natural Products Company
         ---------------------------------------------------

         In  May  1996,  the  Company  purchased  500  shares  of  common  stock representing a 25% interest in Gaia Herbs, Inc. ("Gaia") for approximately $1.0 million. In June 1997, the Company purchased an additional 200 shares for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter (the "Pure World Loan"). The Pure World Loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

         In connection with the transaction, the parties agreed that Gaia and the principal stockholder of Gaia (the "Principal Stockholder") would have a right of first refusal to acquire any Gaia stock sold by Pure World and that Pure World would have a right of first refusal to acquire any Gaia stock sold by Gaia or the Principal Stockholder.

         In June 1998, Gaia requested that Pure World guarantee an unsecured bank line of $500,000 (the "Gaia Bank Loan"). Because of expansion plans for Madis, Pure World declined to issue the guarantee. An individual unaffiliated with Gaia or Pure World agreed to guarantee the Gaia Bank Loan in consideration of a cash fee and the issuance to the individual of 100 shares of Gaia's common stock, representing 5 percent of Gaia's common stock outstanding (the "Guarantee"). The Guarantee is also secured by Gaia stock held by Gaia's Principal Stockholder. Pure World notified Gaia that it wished to exercise its right of first refusal in connection with the Guarantee. Pure World and Gaia reached an understanding that Pure World would decline the right of first refusal if by November 30, 1998 thirty percent of Pure World's interest was purchased for $1,500,000 (leaving five percent of the current Gaia stock outstanding) and the Pure World Loan was repaid, including any accrued interest (the "Repurchase"). If the Repurchase is not closed by November 30, 1998 ("the Closing Date"), Pure World then would have the right to assume the Guarantee pursuant to the same terms granted the original guarantor, except for the cash fee. If the Repurchase does not close prior to the Closing Date, and either before of after the Closing Date, the Guarantee is called by the bank, Pure World would then own, or have the right to own a majority of Gaia's voting stock.

         Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company and does not publish financial results. The Company is accounting for this investment by the cost method.


5.       Plant and Equipment
         -------------------

         At June 30, 1998, plant and equipment consisted of the following (in $000's):


                Machinery and equipment                   $5,842
                Leasehold improvements                     2,682
                Office equipment, furniture
                  and fixtures                             1,291
                Accumulated depreciation                 (   921)
                                                          ------
                   Total                                  $8,894
                                                          ======


6.       Long-term Debt
         --------------

         Long-term debt consisted of the following at June 30, 1998 (in $000's):


              Loans payable to a bank,
                collateralized by certain
                property and equipment,
                bearing annual interest at
                the prime rate (currently
                8.5%) maturing in December 2003,
                interest only payments until
                December 1998                                $ 3,000

              Loans payable to a bank, pursuant
                to a $2 million  line of credit
                bearing annual  interest at the
                prime rate (currently  8.5%)
                maturing in March 1999,
                interest only payments until
                March 1999                                       300

              Loan payable to a bank, collateralized
                by certain equipment bearing
                annual interest at the prime
                rate plus .25% (currently 8.75%)
                maturing in April 2003                           292

              Leases payable for equipment                       536

              All other                                          150
                                                             -------
                  Total                                        4,278
                                                             -------

              Less: Current portion of long-
                    term debt                                    856
                                                             -------
              Long-term debt                                 $ 3,422
                                                             =======




         Interest expense was $66,000 and $73,000 for the three and six months ended June 30, 1998 and $3,000 and $7,000 for the same periods in 1997, respectively.



7.       Net Income Per Share
         --------------------

         Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

         All prior period earnings per share figures have been restated in accordance with the adoption of SFAS No. 128.

         The shares used for basic earnings per share and diluted earnings per share are reconciled as follows (in 000's):


                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                     ------------------   -------------------
                                      1998        1997      1998        1997
                                     ------      ------    ------      ------


         Average shares
           outstanding for
           basic earnings
           per share                 7,517       7,514     7,512       7,562

         Dilutive effect of
           stock options               852         287       771         287
                                     -----       -----     -----       -----
         Average shares
           outstanding for
           diluted arnings
           per share                 8,369       7,801     8,283       7,849
                                     =====       =====     =====       =====



8.       Comprehensive Income
         --------------------

         Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires reporting and display of comprehensive income. Comprehensive income of the Company for the three and six months ended June 30, 1998 and 1997 are (in $000's):


                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                     ------------------     -----------------
                                      1998        1997       1997       1998
                                     ------      ------     ------     ------


         Net income                  $2,047      $  662     $3,477     $1,167
         Unrealized gains
           (losses) on
           securities
           available-for-sale       (   444)         17    (   683)       451
                                     ------      ------     ------     ------
         Comprehensive
           income                    $1,603      $  679     $2,794     $1,618
                                     ======      ======     ======     ======



9.       Subsequent Events
         -----------------

         In July 1998, Pure World acquired 400,000 shares or 7.5% of the outstanding Common Stock of HealthRite, Inc. (HLRT - NASDAQ). As consideration Pure World paid $500,000 and received an agreement that its wholly-owned subsidiary Madis Botanicals, Inc., would become the preferred supplier for Montana Naturals International, Inc., a subsidiary of HealthRite. Madis manufactures botanical extracts for use in dietary supplements and Montana Naturals uses botanical extracts in connection with its manufacture of dietary supplements for sale directly to consumers and for sale to private label customers. HealthRite sales for 1997 were $14.4 million.

         The purchase by Pure World was part of a private placement of 880,000 HealthRite shares which represented approximately 17% of the 5,303,251 shares outstanding after the placement. The balance of the shares were purchased principally by officers and directors of HealthRite.

Item 2.  Management's Discussion and Analysis of
-------  Financial Condition and Results of Operations
         ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

         At June 30, 1998, the Company had cash and cash equivalents of approximately $7.3 million. Cash equivalents of $6.3 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 5.06% and 5.19%. The Company had net working capital of $12.2 million at June 30, 1998. The Company also has an unsecured line of credit of $2 million with a major financial institution bearing a rate of 8.5%. At June 30, 1998, $1.7 million was available in connection with this line of credit. Management believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

         Net cash of $1.6 million was provided by operations for the six months ended June 30, 1998 and net cash of $152,000 was provided by operations for the six months ended June 30, 1997. Increases in inventory and accounts receivable are a result of the increase in sales in 1998 and 1997. In 1998, the increase in accounts payable resulted from the increase in inventory and additions to plant and equipment (described below). Depreciation and amortization increased in 1998 compared to 1997 due to continued additions and enhancements to the laboratory and production facilities. Depreciation is expected to increase in the future periods due to the completion of the expansion program described below.

         Net cash of $6.4 million and $818,000 was used in investing activities for the six months ended June 30, 1998 and 1997, respectively. The Company, which has been increasing its investment in laboratory and manufacturing facilities, began an expansion program in 1997 to upgrade and expand its productive capacity and to build a new warehouse facility. The total cost of the warehouse and expansion was approximately $6.5 million, including certain equipment purchases for the laboratories. The Company obtained an equipment line of credit of $3 million from a bank which was fully utilized as of June 30, 1998. The balance will be paid from working capital. The expansion was substantially completed at June 30, 1998.

         Cash flows provided by financing activities in the six months ended June 30, 1998 were $4.0 million compared to a net use of $309,000 in the same period in 1997. The net increase in borrowings which accounted for this increase is primarily a result of the plant expansion program and financing described above.

Results of Operations
---------------------

         The Company's operations resulted in net income of $2,047,000, or $.27 basic earnings per share, for the three months ended June 30, 1998 compared to net income of $662,000, or $.09 basic earnings per share, for the comparable period in 1997. Net income was $3,477,000, or $.46 basic earnings per share for the six months ended June 30, 1998 compared to net income of $1,167,000, or $.15 basic earnings per share for the six months ended June 30, 1997. Diluted earnings per share were $.25 and $.09 for the quarters ended June 30, 1998 and 1997, and $.42 and $.15 for the six months ended June 30, 1998 and 1997, respectively.

         The Company, through its wholly-owned subsidiary, Madis Botanicals, Inc. ("Madis") had sales of $6.2 million for the quarter ended June 30, 1998, compared to sales of $2.7 million for the comparable quarter of 1997, an increase of $3.5 million, or 132%. For the six months ended June 30, 1998, sales were $11.3 million, an increase of $6.2 million, or 122%, over sales of $5.1 million for the six months ended June 30, 1997.

         For the quarters ended June 30, 1998 and 1997, the gross margin (sales less cost of goods sold) was $3.1 million, or approximately 50% and $1.2 million, or approximately 44%, respectively. For the six months ended June 30, 1998 and 1997, the gross margin was $5.7 million, or approximately 50%, and $2.3 million, or approximately 46%, respectively. The improved results are attributed to increases in the sales of Madis' line of standardized botanical products, particularly St. Johns Wort, KavaPure(R), and CimiPure(R) black cohosh.

         For the three and six month periods ended June 30, 1998, the Company recorded net gains on marketable securities of $525,000 and $601,000, respectively, compared to $178,000 and $249,000 for the same periods in 1997. Substantially all of the gains recorded in 1998 and 1997 were realized.

         Interest and dividend income was $91,000 and $192,000 for the three and six month periods ended June 30, 1998, respectively, compared to $140,000 and $277,000 for the three and six month periods ended June 30, 1997. Interest income was $190,000 during the six month period ended June 30, 1998, a decrease of $87,000 from the $277,000 recorded in the comparable period of 1997. This decrease was due primarily to lower invested balances as working capital was used for the plant expansion project previously described.

         Other income of $221,000 and $461,000 for the three and six months ended June 30, 1997 was cash received in connection with the sale of a prior business in 1994. The Company does not anticipate additional revenue from this source.

         Selling, general and administrative expenses were $1.5 million and $1 million for the three months ended June 30, 1998 and 1997, respectively, an increase of $500,000. This was attributable to increases in the following expenses: personnel, due to an increase in headcount and merit salary increases, $218,000; travel, $67,000; interest, $63,000; advertising, $49,000; and membership dues, $37,000. For the six months ended June 30, 1998 and 1997, selling, general and administrative expenses were $2.7 million and $2.1 million, respectively, an increase of $600,000. This was attributable to increases in the following expenses: personnel, due to an increase in headcount and merit salary increases, $358,000; advertising, $68,000; interest, $66,000; travel, $58,000; and membership dues, $36,000. The increases in selling, general and administrative expenses for the three and six months discussed above were commensurate with the overall increase in the level of sales activity.

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

PART II - OTHER INFORMATION
-------   -----=-----------

Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)      Exhibits
         --------

         27.     Financial Data Schedule for the six months ended June 30, 1998.


(b)      Reports on Form 8-K
         -------------------

         None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               PURE WORLD, INC.




Dated: August 14, 1998                     By: /s/ Mark Koscinski
                                               -------------------
                                               Mark Koscinski
                                               Senior Vice President and
                                               Principal Accounting Officer