Form 10QSB
period 1998-09-30
PURE WORLD INC
filed 1998-11-13
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 1998

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 1998, the issuer had 7,517,190 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes____ No X

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements




                        PURE WORLD, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 ($000 Omitted)




                                                                September 30,
                                                                    1998
                                                               ----------------
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $ 6,572
     Marketable securities                                            106
     Accounts receivable, net of
       allowance for uncollectible
       accounts and returns and
       allowances of $139                                           4,454
     Inventories, net                                               5,907
     Other                                                            473
                                                                  -------
       Total current assets                                        17,512
Securities available-for-sale                                       1,199
Investment in unaffiliated
  natural products company                                          1,510
Plant and equipment, net                                            8,656
Notes receivable from affiliates                                      279
Goodwill, net of accumulated
  amortization of $382                                              1,609
Other assets                                                          484
                                                                  -------
       Total assets                                               $31,249
                                                                  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable                                             $   806
     Current portion of long-term debt                              1,755
     Accrued expenses and other                                     1,581
                                                                  -------
       Total current liabilities                                    4,142
Long-term debt                                                      3,221
                                                                  -------
       Total liabilities                                            7,363
                                                                  -------
Stockholders' equity:
     Common stock, par value $.01;
      30,000,000 shares authorized;
       7,517,256 shares outstanding                                    75
     Additional paid-in capital                                    43,330
     Accumulated deficit                                         ( 19,209)
     Unrealized losses on securities
       available-for-sale                                        (    310)
                                                                  -------
       Total stockholders' equity                                  23,886
                                                                  -------
       Total liabilities and
         stockholders' equity                                     $31,249
                                                                  =======

          See accompanying notes to consolidated financial statements.




                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)




                                                         Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                      1998               1997
                                                     -------            -------
Revenues:
  Sales                                              $ 6,405            $ 2,972
  Net gains on marketable securities                      79                265
  Interest and dividends                                  87                134
  Other income                                            20                242
                                                     -------            -------
     Total revenues                                    6,591              3,613
                                                     -------            -------

Expenses:
  Cost of goods sold                                   3,442              1,617
  Selling, general and administrative                  1,555                973
                                                     -------            -------
     Total expenses                                    4,997              2,590
                                                     -------            -------

Income before income taxes                             1,594              1,023
Provision for income taxes                                66                111
                                                     -------            -------
Net income                                           $ 1,528            $   912
                                                     =======            =======

Basic net income per share                           $   .20            $   .12
                                                     =======            =======

Diluted net income per share                         $   .18            $   .11
                                                     =======            =======




          See accompanying notes to consolidated financial statements.



                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      ($000 Omitted, except per share data)





                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                       1998               1997
                                                      ------             ------
Revenues:
  Sales                                               $17,662            $ 8,051
  Net gains on marketable securities                      680                514
  Interest and dividends                                  279                411
  Other income                                             23                703
                                                      -------            -------
     Total revenues                                    18,644              9,679
                                                      -------            -------

Expenses:
  Cost of goods sold                                    9,028              4,365
  Selling, general and administrative                   4,295              3,042
                                                      -------            -------
     Total expenses                                    13,323              7,407
                                                      -------            -------

Income before income taxes                              5,321              2,272
Provision for income taxes                                316                193
                                                      -------            -------
Net income                                            $ 5,005            $ 2,079
                                                      =======            =======

Basic net income per share                            $   .67            $   .28
                                                      =======            =======

Diluted net income per share                          $   .60            $   .26
                                                      =======            =======



          See accompanying notes to consolidated financial statements.




                        PURE WORLD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)


                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                       1998              1997
                                                      ------            ------
Cash flows from operating activities:
     Net income                                       $ 5,005          $ 2,079
     Adjustments:
       Depreciation and amortization                      555              318
       Net marketable securities
         transactions                                (    357)        (    443)
       Change in inventories                         (  2,280)        (    842)
       Change in receivables                         (  3,315)        (    219)
       Change in accounts payable and
         other accruals                                 1,002               62
       Other, net                                    (    123)        (    147)
                                                      -------          -------
       Net cash provided by
         operating activities                             487              808
                                                      -------          -------

Cash flows from investing activities:
     Plant and equipment                             (  6,912)        (    550)
     Proceeds from sale of securities
       available-for-sale                               1,743              706
     Purchase of securities
       available-for-sale                            (  1,600)        (    610)
     Loans to affiliates and others                  (     60)        (     30)
     Repayment of loans to affiliates                     278              104
     Loan to unaffiliated natural
       products company                                     -         (    200)
     Investment in unaffiliated
       natural products company                             -         (    500)
     Other, net                                      (    181)              15
                                                      -------          -------
       Net cash used in investing
         activities                                  (  6,732)        (  1,065)
                                                      -------          -------
Cash flows from financing activities:
     Repurchase of common stock                             -         (    357)
     Issuance of common stock                              43                -
     Net increase in borrowings                         4,674                -
     Other, net                                             -               19
                                                      -------          -------
       Net cash provided by (used in)
         financing activities                           4,717         (    338)
                                                      -------          -------
Net decrease in cash and cash
  equivalents                                        (  1,528)        (    595)
Cash and cash equivalents at beginning
  of period                                             8,100           10,865
                                                      -------          -------
Cash and cash equivalents at end of
  period                                              $ 6,572          $10,270
                                                      =======          =======
Supplemental disclosure for cash
  flow information:
     Cash paid for:
       Interest expense                               $   173          $    12
       Taxes                                          $   396          $   150



          See accompanying notes to consolidated financial statements.



                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

1.       General
         -------

         The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries (the "Company" or "Pure World") as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

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

         Prior years' financial statements have been reclassified to conform to the current year's presentation.

         The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.       Investment Securities
         ---------------------

         At September 30, 1998, investment securities consisted of the following (in $000's):


                                                     Gross
                                                    Holding       Fair
                                         Cost       Losses        Value
                                        ------     --------      -------
         Marketable
           securities                   $  119      $   13       $  106

         Available-for-sale              1,509         310        1,199
                                        ------      ------       ------

         Total investment
           securities                   $1,628      $  323       $1,305
                                        ======      ======       ======


         All investment  securities are investments in common stock.


3.       Inventories
         -----------

         At September 30, 1998 inventories were comprised of the following (in $000's):


                 Raw materials                             $3,055
                 Work-in-progress                             267
                 Finished goods                             2,585
                                                           ------
                   Total inventories, net                  $5,907
                                                           ======



4.       Investment in Unaffiliated Natural Products Company
         ---------------------------------------------------

         In May 1996, the Company purchased 500 shares of common stock representing a 25% interest in Gaia Herbs, Inc. ("Gaia") for approximately $1.0 million. In June 1997, the Company purchased an additional 200 shares of common stock for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter (the "Pure World Loan"). The Pure World Loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

         Additionally, the parties agreed that Gaia and the principal stockholder of Gaia (the "Principal Stockholder") would have a right of first refusal to acquire any Gaia stock sold by Pure World and that Pure World would have a right of first refusal to acquire any Gaia stock sold by Gaia or the Principal Stockholder.

         In June 1998, Gaia requested that Pure World guarantee an unsecured bank line of $500,000 (the "Gaia Bank Loan"). Because of expansion plans for Pure World's wholly-owned subsidiary, Madis Botanicals, Inc., Pure World declined to issue the guarantee. An individual unaffiliated with Gaia or Pure World agreed to guarantee the Gaia Bank Loan in consideration of a cash fee and the issuance to the individual of 100 shares of Gaia's common stock, representing 5 percent of Gaia's common stock outstanding (the "Guarantee"). The Guarantee is also secured by Gaia stock held by Gaia's Principal Stockholder. Pure World notified Gaia that it wished to exercise its right of first refusal in connection with the Guarantee. Pure World and Gaia reached an understanding that Pure World would decline the right of first refusal if by November 30, 1998 thirty percent of Pure World's interest was purchased for $1,500,000 (leaving five percent of the current Gaia common stock outstanding) and the Pure World Loan was repaid, including any accrued interest (the "Repurchase"). If the Repurchase is not closed by November 30, 1998 ("the Closing Date"), Pure World then would have the right to assume the Guarantee pursuant to the same terms granted the original guarantor, except for the cash fee. If the Repurchase does not close prior to the Closing date, and either before or after the Closing Date, the Guarantee is called by the bank, Pure World would then own, or have the right to own a majority of Gaia's voting stock.

         Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company and does not publish financial results. The Company is accounting for this investment by the cost method.


5.       Plant and Equipment
         -------------------

         At September 30, 1998, plant and equipment consisted of the following (in $000's):

                 Machinery and equipment                     $6,650
                 Leasehold improvements                       1,836
                 Office equipment, furniture
                   and fixtures                               1,350
                 Accumulated depreciation                   ( 1,180)
                                                             ------
                   Total                                     $8,656
                                                             ======


6.   Long-term Debt
     --------------

         Long-term debt consisted of the following at September 30, 1998 (in $000's):


                 Loans payable to a bank,
                    collateralized by certain
                    property and equipment,
                    bearing annual interest at
                    the prime rate (currently
                    8%) maturing in December 2003,
                    interest only payments until
                    December 1998                                      $ 3,000

                 Loans payable to a bank, pursuant
                    to a $2 million unsecured line of
                    credit bearing annual interest at
                    the prime rate (currently 8%)
                    maturing in March 1999,
                    interest only payments until
                    March 1999                                           1,018

                 Loan payable to a bank,  collateralized
                    by certain equipment bearing
                    annual interest at the
                    prime rate plus .25% (currently 8.25%)
                    maturing in April 2003                                 280

                 Loan payable to a bank, collateralized
                   by certain equipment bearing
                   annual interest at 8.75% maturing in
                   August 2003                                              64

                 Leases payable for equipment                              469

                 All other                                                 145
                                                                       -------
                      Total                                              4,976

                 Less: Current portion of long-
                       term debt                                         1,755
                                                                       -------
                 Long-term debt                                        $ 3,221
                                                                       =======


         Interest expense was $100,000 and $173,000 for the three and nine months ended September 30, 1998 and $5,000 and $12,000 for the same periods in 1997, respectively.

7.       Net Income Per Share
         --------------------

         Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

         All prior period earnings per share figures have been restated in accordance with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128.

         The shares used for basic earnings per share and diluted earnings per share are reconciled as follows (in 000's):




                                     Three Months Ended      Nine Months Ended
                                        September 30,         September 30,
                                     ------------------     ------------------
                                      1998        1997       1998        1997
                                     ------      ------     ------      ------
  Average shares
     outstanding for
     basic earnings
     per share                        7,517       7,505     7,514       7,543

  Dilutive effect of
     stock options                      809         567       812         426
                                      -----       -----     -----       -----
  Average shares
     outstanding for
     diluted earnings
     per share                        8,326       8,072     8,326       7,969
                                      =====       =====     =====       =====



8.       Comprehensive Income
         --------------------

         SFAS No. 130 "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997 and requires the reporting and display of comprehensive income. Comprehensive income of the Company for the three and nine months ended September 30, 1998 and 1997 are (in $000's):




                                  Three Months Ended          Nine Months Ended
                                    September 30,              September 30,
                                 --------------------        -------------------
                                  1998          1997         1998          1997
                                 ------        ------       ------        ------
  Net income                     $1,528       $  912        $5,005        $2,079
  Unrealized gains
   (losses) on
   securities
   available-for-sale           (   258)     (   219)      (   941)          232
                                 ------       ------        ------        ------
  Comprehensive
    income                       $1,270       $  693        $4,064        $2,311
                                 ======       ======        ======        ======





9.       Legal Proceedings
         -----------------
         In late 1997, the Company's wholly-owned subsidiary Madis Botanicals, Inc. ("Madis") hired Turnkey Solutions, Inc. ("Turnkey") to perform work and services in connection with the expansion of the Madis facility. In September 1998, Turnkey filed construction liens against Madis, totaling approximately $130,000, and it has demanded that Madis pay certain outstanding invoices, totaling in excess of $1 million. In October 1998, Madis filed an action in the Superior Court of New Jersey, Law Division, Bergen County, alleging that Turnkey has breached its contract, among other things, in connection with work and services incident to the expansion of the Madis facility. In the action, Madis seeks damages in excess of $1 million. No assurance can be given that Madis will be successful in the action.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------


Liquidity and Capital Resources
-------------------------------

         At September 30, 1998, the Company had cash and cash equivalents of approximately $6.6 million. Cash equivalents of $6.3 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 5.0% and 5.13%. The Company had net working capital of $13.4 million at September 30, 1998. The Company has an unsecured line of credit of $2 million bearing a rate of 8%. At September 30, 1998, $982,000 was available in connection with this line of credit. Management believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

         Net cash of $487,000 and $808,000 was provided by operations for the nine months ended September 30, 1998 and 1997, respectively. Increases in inventory and accounts receivable are a result of the increase in sales in 1998 and 1997. In 1998, the increase in accounts payable resulted from the increase in inventory and additions to plant and equipment, described below. Depreciation and amortization increased in 1998 compared to 1997 due to the continued additions and enhancements of laboratory and production facilities.

         Net cash of $6.7 million and $1.1 million was used in investing activities for the nine months ended September 30, 1998 and 1997, respectively. The Company, which has been increasing its investment in laboratory and manufacturing facilities, began an expansion program in 1997 to upgrade and expand its production capacity and to build a new warehouse facility. The total cost of the warehouse and expansion was approximately $6.5 million, including certain equipment purchases for the laboratories. The Company obtained an equipment loan totaling $3 million which was fully utilized as of September 30, 1998. The balance of the expansion was paid from working capital. The Company has contracted for the construction of additional extraction capacity to meet the expected increase in demand. The expansion is expected to be completed by year end, and will cost approximately $1 million.

         Cash flows provided by financing activities in the nine months ended September 30, 1998 were $4.7 million compared to a net use of $.3 million in the same period in 1997. The net increase in borrowings which accounted for this increase is primarily a result of the plant expansion program and the growth in inventory and receivables described above.

Results of Operations
---------------------

         The Company's operations resulted in net income of $1,528,000, or $.20 basic earnings per share, for the three months ended September 30, 1998 compared to net income of $912,000, or $.12 basic earnings per share, for the comparable period in 1997. Net income was $5,005,000, or $.67 basic earnings per share for the nine months ended September 30, 1998, compared to net income of $2,079,000, or $.28 basic earnings per share, for the comparable period in 1997. Diluted earnings per share were $.18 and $.11 for the quarters ended September 30, 1998 and 1997, respectively and $.60 and $.26 for the nine months ended September 30, 1998 and 1997, respectively.

         The Company, through its wholly-owned subsidiary, Madis Botanicals, Inc. had sales of $6.4 million for the quarter ended September 30, 1998, compared to sales of $3.0 million for the comparable quarter of 1997, an increase of $3.4 million, or 116%. For the nine months ended September 30, 1998, sales were $17.7 million compared to $8.1 million for the comparable period in 1997, an increase of $9.6 million, or 119%.

         For the quarters ended September 30, 1998 and 1997, the gross margin (sales less cost of goods sold) was $3.0 million, or 46% of sales and $1.4 million, or 46% of sales, respectively. For the nine months ended September 30, 1998 and 1997, the gross margin was $8.6 million or 49% of sales and $3.7 million or 46% of sales, respectively.

         For the three and nine months ended September 30, 1998, the Company recorded net gains on marketable securities of $79,000 and $680,000, respectively, compared to $265,000 and $514,000 for the same periods in 1997. Substantially all of the gains recorded in 1998 and 1997 were realized. The increase in net gains on marketable securities from 1998 to 1997 was due to changes in portfolio composition and general market conditions.

         Interest and dividend income was $87,000 and $279,000 for the three and nine months ended September 30, 1998, respectively, compared to $134,000 and $411,000 for the three and nine months ended September 30, 1997. Interest income was $132,000 during the nine month period ended September 30, 1998, a decrease of $276,000 from the $408,000 recorded in the comparable period of 1997. This decrease was due primarily to lower invested balances as working capital was used for the plant expansion project previously discussed combined with lower yields on cash equivalents.

         Other income was $20,000 and $23,000 for the three and nine months ended September 30, 1998, respectively, compared to $242,000 and $703,000 for the comparable periods in 1997. Other income in 1997 was cash received in connection with the sale of a prior business in 1994. The Company does not anticipate additional revenue from this source.

         Selling, general and administrative expenses were $1.6 million and $1.0 million for the three months ended September 30, 1998 and 1997, respectively, an increase of approximately $600,000. This increase was primarily attributable to increases in the following expenses: personnel, due to an increase in headcount, sale commissions and merit salary increases, $171,000; bad debt expense, $115,000; interest, $95,000; consulting fees, $35,000; travel, $35,000 and advertising
         $32,000. For the nine months ended September 30, 1998 and 1997, selling, general and administrative expenses were $4.3 million and $3.0 million, respectively, an increase of $1.3 million. This increase was primarily attributable to increases in the following expenses: personnel, $529,000; interest, $161,000; bad debt expense, $115,000; advertising, $100,000; travel, $93,000; and consulting fees, $58,000. The increases in selling, general and administrative expenses for the three and nine months discussed above were commensurate with the overall increase in the level of sales.


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

         Management has determined that the year 2000 Issue will not pose significant operational problems for its computer systems. The software for the processing of transactions and accounting used by the Company has versions that are certified as being Year 2000 compliant. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

         The Company will utilize external resources to reprogram, or replace, and test the software for Year 2000 modifications, and has retained the required assistance for the computer conversion. The Company anticipates completing the Year 2000 project not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is not expected to be material and will be funded through operating cash flows, which will be expensed as incurred.

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

PART II - OTHER INFORMATION
-------   -----------------


Item 1. -  Legal Proceedings
------     ------------------

         In late 1997, the Company's wholly-owned subsidiary Madis Botanicals Inc. ("Madis") hired Turnkey Solutions, Inc. ("Turnkey") to perform work and services in connection with the expansion of the Madis facility. In September 1998, Turnkey filed construction liens against Madis, totaling approximately $130,000, and it has demanded that Madis pay certain outstanding invoices, totaling in excess of $1 million. In October 1998, Madis filed an action in the Superior Court of New Jersey, Law Division, Bergen County, alleging that Turnkey has breached its contract, among other things, in connection with work and services incident to the expansion of the Madis facility. In the action, Madis seeks damages in excess of $1 million. No assurance can be given that Madis will be successful in the action.


Item 4. -  Submission of Matters to a Vote of Security Holders
------     ---------------------------------------------------

         The Company held its Annual Meeting of Stockholders on November 3, 1998. All nominees to the Company's Board of Directors were elected.

         The following is a vote tabulation for all nominees:


                                                    For            Withheld
                                                 ----------       ----------
            Paul O. Koether                      7,000,089          44,682
            Mark W. Jaindl                       7,000,143          44,628
            William Mahomes, Jr.                 7,000,152          44,619
            Alfredo Mena                         7,000,152          44,619



Item 6. -  Exhibits and Reports on Form 8-K
------     --------------------------------

(a)     Exhibits
        --------

        27.  Financial  Data  Schedule for the nine months ended  September  30,
        1998.


(b)     Reports on Form 8-K
        --------------------

        No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  PURE WORLD, INC.




Dated: November 13, 1998                          By: /s/ Mark Koscinski
                                                     ---------------------------
                                                    Mark Koscinski
                                                    Senior Vice President and
                                                    Principal Accounting Officer