Form 10KSB
period 1998-12-31
PURE WORLD INC
filed 1999-03-31
CIK 356446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:

     [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1998

     [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from _________________ to _________________.

                         Commission file number 0-10566

                                PURE WORLD, INC.
                 (Name of small business issuer in its charter)

          Delaware                                                95-3419191
--------------------------------                             -------------------
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

                     Common Stock, par value $.01 per share



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for the fiscal year ended December 31, 1998 were approximately $24 million.

     At February 28, 1999, there were 8,268,909 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of such stock on such date as reported by NASDAQ, was approximately $25 million.


         Transitional Small Business Disclosure Format  Yes        No   X

                                     PART I



Item 1. - DESCRIPTION OF BUSINESS
-------   -----------------------

General
-------

     Through its wholly-owned subsidiary, Pure World Botanicals, Inc. (formerly Madis Botanicals, Inc. until December 31, 1998)("Pure World Botanicals") Pure World, Inc. ("Pure World" or the "Company"), develops, manufactures and sells natural ingredients which principally are derived from plant materials (referred to herein also as botanicals or herbs) using the Company's proprietary extraction technology. Extraction is the process by which the commercial ingredients of plants are drawn out by applying a solution ("menstruum") consisting of water or a combination of water and alcohol to the raw materials. The resultant extract can be converted into fluid extract, solid extract (paste) or powdered extract which can be tableted or encapsulated. The Company has produced more than one thousand botanical extracts which are used by the cosmetic, food and flavor, nutraceutical and pharmaceutical industries to manufacture finished products for the consumer market. The term nutraceuticals incorporates a wide range of natural products, such as vitamins, minerals, anti-oxidants and herbs which enhance health by supplementing diets. (See "Dietary Supplement Health and Education Act of 1994" and "New Nutraceutical Products").

Manufacturing Facility (the "Pure World Botanicals Facility")
-------------------------------------------------------------

     The Company believes it has the largest botanical extraction facility in North America. Situated on 4.5 acres, the 138,000 square foot Pure World Botanicals Facility contains custom designed stainless steel equipment including milling equipment; percolators; vacuum stills; filters; automatic extractors; ribbon blenders; homogenizers; and high capacity spray, fluid bed and vacuum dryers. The Company's spray dryers have an annual capacity of over 8,000,000 pounds and produce free-flowing powders for tableting, encapsulation or dissolution in liquids.

     During 1998, the Company built a new 13,000 square foot warehouse facility and substantially expanded and upgraded its plant facilities.

Powdered Herb Facility
----------------------

     In March 1999, the Company leased an 11,000 square foot facility in Central New Jersey for two years. This facility will be used to process botanical powders using cryogenic milling. Botanical powders are milled or crushed from crude botanicals and then used in tablets or capsules. The Company believes that botanical powders are an essential complement to its line of botanical extracts. Although botanical extracts are considered to be the expanding segment of nutraceuticals, many products still consist wholly or partly of botanical powders.

Quality Control in Manufacturing
--------------------------------

     In its registered Food and Drug Administration ("FDA") facility, Pure World Botanicals is authorized to manufacture The United States Pharmacopeia ("U.S.P.") and pharmaceutical grade products such as, among others, casanthranol (a further processed product of the bark of the Cascara tree used in natural laxatives), coal tar (used by the cosmetic industry for dandruff control shampoos) and benzoin (used as an aromatic and local antiseptic and skin protectant). The Pure World Botanicals Facility is kosher certified and operates under current Good Manufacturing Practices ("cGMP") to assure consistent high quality in the manufacture of its products. The Pure World Botanicals Facility is routinely inspected by the FDA. The facility and manufacturing process also routinely undergo audits by customers, which include pharmaceutical and large consumer product firms. To the best of its information, the Pure World Botanicals Facility has never failed an audit.

Laboratory
----------

     The Pure World Botanicals Facility contains six laboratories: quality control; research and development; analytical instrumentation; flavor; cosmetic; and microbiology. The microbiology laboratory, believed to be the first on-site microbiology laboratory in the industry, evaluates finished products for microbiological purity.

     The quality control laboratory is devoted to physical/chemical analysis of products against Pure World Botanicals' customer and compendial specifications. The analytical instrumentation laboratory and the purification laboratory are equipped with state-of-the- art equipment including a Multi-state Mass
Spectrometer (LC/Ms/Ms) on line with numerous High Performance Liquid Chromatographs (HPLC), Gas Chromatographs (GC) and the recently acquired 400 megahertz Nuclear Magnetic Resonance (NMR) Instrument. Thin Layer Chromatography
(TLC), Infrared Spectroscopy (IR) and Ultra-violet Spectrophotometry (UV) are also routinely used in research and development.

The Laboratory and the Manufacturing Process
--------------------------------------------

     The manufacturing process begins and ends in the laboratory. Incoming plant materials are evaluated to verify species, variety and quality. The scientists determine the right menstruum for each plant extract and the optimal method of extraction and drying to maintain product integrity and ensure manufacturing efficiency. Only after a raw material obtains laboratory approval is price a determinative factor in the purchasing process. When an approved material arrives it is evaluated against the preshipment sample and if it matches, it is forwarded to production along with the appropriate menstruum. The Company estimates that only forty percent of samples are accepted for production. Throughout Pure World Botanicals' proprietary manufacturing system, called the Unitized(TM) system, the processed plant material is subjected to a series of laboratory control tests which examine physical and chemical properties such as active constituents, color, flavor and purity. The material is then either stored in a finished state called a native extract which is available for further processing when an order is received or further processed into a liquid, solid or powdered extract ready for delivery to the customer who will then use it in a finished product. Prior to delivery, each item undergoes final microbiological and analytical testing.

Raw Materials
-------------

     The Company buys its raw materials from a variety of growers, collectors and brokers. Generally, the Company has not experienced any shortage of raw materials that has affected its business other than an occasional increase in price. At times during 1998, the supply of St. Johns Wort and kava has been below optimal levels. Moreover, the demand for botanical products has experienced exponential growth in recent years and the demand pressure for some products may outstrip the capacity of the suppliers. The Company's standardized products have guaranteed potency, meaning that the products contain a stipulated amount of active ingredients. The Company believes that for the most part, it can acquire sufficient materials for its standardized line and that its inventory can be replaced without significant cost increase, however botanicals are subject to substantial variations due to weather, unexpected increase in demand, ground conditions and political problems in the source country and therefore supply will always be somewhat unpredictable and an occasional short fall can be expected. The Company has in place, in most instances, multiple geographic sources of raw material to minimize this potential problem. Also, the quality of botanicals varies from season to season and year to year, which can impose a limitation on the ability to produce standardized products and which can result in substantial price changes. During the past year, the Company has made numerous formal commitments with cultivators and collectors of the Company's major crops, such as St. Johns Wort, echinacea and kava.

Government Regulation and Intellectual Property
-----------------------------------------------

     Pure World Botanicals is regulated by the FDA and the New Jersey Department of Health in matters of cleanliness, labeling and manufacturing practices and conforms to the FDA's proposed "Good Manufacturing Procedures" for the Dietary Supplement industry. Pure World Botanicals is also regulated by the Occupational Safety and Health Administration in matters of general safety in the operation of its manufacturing facility, and the Bureau of Alcohol, Tobacco and Firearms in its use of alcohol in its production process as well as state and federal environmental agencies on a variety of environmental issues affecting air and ground water. The United States Department of Agriculture may also inspect the raw materials and plant facilities used in production. The Company knows of no material problems with any of these regulators.

     The Company has considerable proprietary technology used in its manufacturing processes, quality control and research and development and the loss or misappropriation of its technology would injure the Company. The Company has numerous trademarks which it uses to differentiate its technology and products and it protects its proprietary technology by confidentiality agreements with employees and prospective customers and other contractees. Among the product trademarks used are KavaPure(R), VeraPure(R), CimiPure(R), MacaPure(TM), ResveraPure(TM) and OlivePure(TM). Pure World has filed a patent on its standardized Maca extract, MacaPure(TM), which contains chemical compounds not previously known.

     Pure World Botanicals is a member in good standing of the Institute of Food Technologies, the Cosmetic Toiletries and Fragrance Association, the American Herbal Products Association, the National Nutritional Foods Association, the
American Botanical Council, the American Society of Pharmacognosy, and the American Society for Microbiology. The Pure World Botanicals Facility is certified by the FDA for food, pharmaceutical and cosmetic ingredient production and have kosher-product certification.

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

     The FDA has publicly stated its concern that any claims about the efficacy of supplements receive prior approval by that agency. The FDA has published regulations about making claims and will adopt current cGMPs for the manufacture of nutraceuticals. The Company believes that its cGMPs are at least as stringent as any that the FDA is considering.

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

     Increasingly, the dietary supplement market is turning to nutraceuticals that contain a specified amount of a plant ingredient, called the "active ingredient" or "marker". Many of these products were first developed in Europe and are supported by clinical studies which document the efficacy of the active ingredients. Analytical methods using the UV, the HPLC and the LC/Ms/Ms measure the specific level of the active ingredients. Generally these products are called "standardized" or "guaranteed potency" extracts. Many of the Company's competitors, particularly those in Europe, refine products to increase the level of the active ingredient above the level found naturally in the plant ("Purified Products"). The Company believes that the active ingredient in some botanicals is only a "marker", meaning that it denotes at least one of a plant's active ingredients but it may be only one, among many important ingredients, to be found in the plant. Therefore, with certain exceptions, the Company's extracts contain the whole profile of the plant with the active ingredients and/or markers guaranteed to a certain level being only one part of the profile. The Company believes the synergistic effect from different chemical components of a plant mixture generally are an important part of the efficacy of the extract. The Company utilizes HPLC and Mass Spectrometry to match the profile of the raw plant material with the resultant botanical extract.

     In 1997, the Company opened a new laboratory devoted to the development of Purified Products. Although the Company maintains its commitment to the extraction of the whole plant, there are active ingredients which can be produced at efficacious levels only through a process of purification ("Purification"). Examples are gingko-biloba and milk thistle. Also, the cosmetic industry requires that botanicals be purified prior to use primarily to eliminate odor and color. No significant revenues from Purified Products are expected in 1999.

     The Company has a broad line of more than fifty (50)standardized products. The Company believes its growth is materially dependent on the development of new products and therefore expends considerable resources on research and development.

Competition
-----------

     The Company has numerous competitors in each of the industry segments it serves both domestically and abroad, principally European. Some of the competitors are larger than the Company and have been producing nutraceuticals for a longer period.

Employees
---------

     At February 28, 1999, the Company had 88 full-time employees and one part-time employee, 83 of whom were employed by Pure World Botanicals.

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

Item 2. - DESCRIPTION OF PROPERTY
-------   -----------------------

     On February 1, 1999, the Company entered into a five-year lease agreement with an affiliate for 1,700 square feet of office space at a monthly rate of approximately $3,600.

     Pure World Botanicals leases a 138,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation owned by the former owners of Pure World Botanicals for $20,000 per month, net, plus one percent of the gross revenues of Pure World Botanicals up to an additional $200,000 per annum. The lease has a term of five years and expires in December 1999 with renewable options for fifteen additional years. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories; manufacturing space of 70,000 square feet; and warehousing space of 38,000 square feet which includes a new 13,000 square foot warehouse facility completed as part of the Company's 1998 expansion.

     In March 1999, the Company leased an 11,000 square foot facility in Central New Jersey for two years. This facility will be used to process botanical powders using cryogenic milling. Botanical powders are milled or crushed from crude botanicals and then used in tablets or capsules. The Company believes that botanical powders are an essential complement to its line of botanical extracts. Although botanical extracts are considered to be the expanding segment of nutraceuticals, many products still consist wholly or partly of botanical powders.

     Pure World Botanicals also leases a warehouse facility in Teterboro, New Jersey from an unrelated party for $140,000 per year.


Item 3. -  LEGAL PROCEEDINGS
-------    -----------------

     The Company is involved from time to time in various lawsuits that arise in the course of its business.

     In late 1997, Pure World Botanicals hired Turnkey Solutions, Inc. ("Turnkey") to perform work and services in connection with the expansion of the Pure World Botanicals Facility. In September 1998, Turnkey filed construction liens against Pure World Botanicals, totaling approximately $140,000, and it has demanded that Pure World Botanicals pay certain outstanding invoices, totaling in excess of one million three hundred thousand dollars. In October 1998, Pure World Botanicals filed an action in the Superior Court of New Jersey, Law Division, Bergen County, alleging that Turnkey has breached its contract, among other things, in connection with work and services incident to the expansion of the Pure World Botanicals Facility. In the action, Pure World Botanicals seeks damages in excess of one million dollars. Turnkey has filed an answer denying the material allegations of the complaint, and has commenced a third party action against Malcolm Black Associates, Inc., and Raven Industries, Inc., suppliers of certain equipment used in the expansion of the Pure World Botanicals Facility.

     In  January  1999,  Turnkey  filed an action in the  Superior  Court of New
Jersey, Law Division, Bergen County, alleging that Pure World Botanicals breached its contract and agreement to pay for work and services provided by Turnkey incident to the expansion of the Pure World Botanicals Facility. In the action, Turnkey seeks damages from Pure World Botanicals in excess of one million three hundred thousand dollars. In the same lawsuit, Turnkey has sued Pure World for tortious interference with contract and prospective economic relations between Turnkey and Pure World Botanicals, without specifying the amount of damages alleged. Turnkey has also sued IVM Corporation, the landlord of the Pure World Botanicals Facility, on the construction liens, in the amount of $147,000. The defendants have filed a motion to dismiss the complaint. No assurance can be given that Pure World Botanicals, Pure World or IVM Corporation will be successful in these litigations. Management intends to vigorously contest these lawsuits.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on November 3, 1998. All nominees to the Company's Board of Directors were elected.

         The following is a vote tabulation for all nominees:


                                         For             Withheld
                                       ---------        ----------

           Paul O. Koether             7,000,143          44,628
           Mark W. Jaindl              7,000,089          44,682
           William Mahomes, Jr.        7,000,152          44,619
           Alfredo Mena                7,000,152          44,619

                                     PART II


Item 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   --------------------------------------------------------

     At February 28, 1999, the Company had approximately 2,492 stockholders of record. The Company's common stock currently trades on the NASDAQ/National Market System under the symbol "PURW." On February 26, 1999 the closing price per share of the common stock was $4.8125.

     The following table sets forth the high and low closing prices for the common stock for the periods indicated, as reported by NASDAQ on the National Market System.

     Calendar Quarter Ended:
                                                High               Low
                                               ------             -----
         1998
         ----
                  March 31                  $ 11  5/16         $ 5  3/16
                  June 30                     16  15/16         10  5/8
                  September 30                16  1/16           5  1/2
                  December 31                  8  7/8            5

         1997
         ----
                  March 31                  $  3  3/16         $ 2  1/16
                  June 30                      4  1/4            2  17/32
                  September 30                 8                 3  7/8
                  December 31                  8  1/8            4  15/16


     The Company has not declared or paid any cash dividends on its common stock in 1997 and 1998 and does not foresee doing so in the immediate future. However, on November 17, 1998, the Company declared a 10% stock dividend to stockholders of record on January 7, 1999, distributed on January 15, 1999. All per share information included above and elsewhere in this document has been adjusted for this dividend.

Item 6. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------    RESULTS OF OPERATIONS
           ---------------------

     This Form 10-KSB contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future periods or performance suggested by these statements.

Liquidity and Capital Resources
-------------------------------

     At December 31, 1998, the Company had cash and cash equivalents of $6.1 million. Cash equivalents consisted of U.S. Treasury Bills with original maturities of less than three months and yields ranging from 3.998% to 4.638%. The Company had marketable securities with a market value of approximately $75,000 at December 31, 1998. Marketable securities consisted of trading securities as defined under generally accepted accounting principles. Securities available-for-sale were $1,203,000 at the same date. See Notes 1 and 2 of Notes to Consolidated Financial Statements for additional information. Net working capital was approximately $13.3 million at December 31, 1998. The management of the Company believes that its financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

     In 1998, net cash of $550,000 was provided by operations. Operating cash flows generated by net income of $5,688,000 and depreciation and amortization of $869,000 were substantially offset by increases in inventory of $3,245,000 and receivables of $2,717,000. Depreciation and amortization of $869,000 increased by $442,000 in 1998 compared to 1997 due to the continuing investment in laboratory and production equipment at Pure World Botanicals. Inventory increased by $3,245,000 from $3,627,000 at December 31, 1997 to $6,872,000 at
December 31, 1998 due to the increase in sales at Pure World Botanicals. Net receivables increased by $2,717,000 from $1,139,000 at December 31, 1997 to $3,856,000 at December 31, 1998, due to the increase in sales in 1998.

     Net cash of $156,000 was used by operations in 1997. Gains on sales of securities available-for-sale of $705,000 included in cash flows from investing activities, and an increase in inventory of $1,636,000 substantially offset the net income of $2,336,000 and depreciation and amortization of $427,000.

     In 1998, net cash used in investing activities was approximately $7.6 million. Plant and equipment purchases were approximately $7.8 million in 1998. The Company, which has been increasing its investment in laboratory and manufacturing facilities, completed an expansion program to upgrade and expand its productive capacity and to build a new warehouse facility. The Company obtained an equipment line of credit of $3 million from a bank to finance this growth. The balance was paid from working capital. Also, in 1998, proceeds from the sale of securities available-for-sale provided $1.8 million which was partially offset by the purchase of securities available-for-sale of $1.6 million.

     Net cash of $2.3 million was used in investing activities in 1997. Plant and equipment purchases were approximately $1 million in 1997. These expenditures were primarily a result of the expansion program described above which began in 1997. In October 1997, the Company acquired the remaining 17% minority interest in Pure World Botanicals for approximately $941,000.

     In May 1996, the Company made an investment in non-voting common stock representing 25% ownership of Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company made an additional investment of $500,000 increasing its equity ownership to 35% of Gaia's outstanding shares of common stock. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter. The loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company and does not publish financial results. The Company is accounting for this investment by the cost method. (See Note 5 of Notes to Consolidated Financial Statements for more information.)

     Cash provided by financing activities in 1998 was approximately $5 million, due primarily to the increase in borrowings of $5 million. For additional information on the terms of the Company's borrowings, see Note 6 of Notes to Consolidated Financial Statements. In 1997 cash used in financing activities was $326,000, which was primarily due to the purchase of the Company's common stock.

     In February 1994, the Company announced a plan to purchase up to two million shares of the Company's common stock and in September 1998, the Company announced a plan to purchase up to three hundred thousand shares of the Company's common stock, subject to market conditions and other considerations as determined by the Board of Directors (the "Repurchase Plans"). As of December 31, 1998, 696,934 shares had been acquired under the Repurchase Plans for an aggregate cost of approximately $1,164,000. The Company repurchased 95 shares in 1998 for an aggregate cost of approximately $700. In 1997, 129,093 shares were repurchased for an aggregate cost of approximately $357,000. All shares repurchased in 1998 and 1997 have been canceled and returned to the status of authorized but unissued shares.

Results of Operations
---------------------

     The Company's consolidated operations resulted in net income of $5,688,000, or basic earnings per share of $.69, in 1998 compared to net income of $2,336,000, or basic earnings per share of $.28 in 1997. Diluted earnings per share was $.62 and $.26 in 1998 and 1997 respectively. Earning per share figures have been restated to reflect a 10% stock dividend declared on November 17, 1998 to stockholders of record on January 7, 1999 and distributed on January 15, 1999.

     The Company had sales in 1998 of approximately $23,047,000, an increase of approximately $12,289,000 or 114% from 1997 sales of $10,758,000. Cost of goods sold was $12,233,000 and gross margin was $10,814,000 in 1998, compared to cost of goods sold of $5,990,000 and gross margin of $4,768,000 in 1997. Gross margin as a percentage of sales was 46.9% and 44.3% in 1998 and 1997 respectively. The growth in sales and gross profit was principally due to the sales of standardized products such as St. John's Wort, CimiPure(R) black cohosh root, and KavaPure(R) kava extracts. Each of three customers accounted for more than 10% of sales for the 1998 fiscal year. Sales for the first quarter of 1999 have slowed compared to 1998 and sales and earnings for the first quarter of 1999 are expected to be significantly below the comparable quarter of 1998.

     In 1998, the Company recorded net gains on marketable securities of $606,000, compared to net gains of $717,000 in 1997. Substantially all gains in 1998 and 1997 were realized gains. See Note 2 of Notes to Consolidated Financial Statements for additional information.

     Interest, dividends and other income was $374,000 in 1998 compared to $543,000 in 1997. Interest income was $348,000 and $530,000 in 1998 and 1997 respectively, a decrease of $182,000 or 34.3%. This decrease was due principally to lower invested balances and lower yields on investments in 1998.

     Retention income of $703,000 in 1997 consists of cash received in connection with the sale of a prior business in 1994. The Company does not anticipate additional revenue from this source.

     General and administrative expenses (consisting of personnel, professional and all other expenses) were $5,790,000 in 1998, compared to $4,184,000 in 1997, an increase of $1,606,000 or approximately 38.4%. Personnel expenses were $2,595,000 in 1998, an increase of $575,000, or 28.5%, from $2,020,000 in 1997.
The principal reasons for the increase were increased commissions and bonus payments related to the increase in sales. Professional fees consisting of legal, accounting and consulting fees, were $467,000 in 1998, an increase of $62,000, or 15.3%, from the 1997 professional fees of $405,000. Other general and administrative expenses were $2,728,000 in 1998, an increase of $969,000 or 55.1% from $1,759,000 in 1997. Increased sales expense and interest expense, were the primary reasons for the increase.

New Accounting Standards
------------------------

     In June 1998, the Financial Accounting Standards Board Statement No. 133 ("FASB No. 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued. FASB No. 133 established requirements which provide for recognition and measurement of derivative instruments and hedging activities. This standard will be effective for the Company in 2000. The Company does not believe that FASB No. 133 will have a material effect on the Company's financial condition or results of operations.

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

     Management has determined that the year 2000 Issue will not pose significant operational problems for its computer systems. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company will utilize external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. The Company anticipates incurring costs of $250,000 to upgrade its management information systems ("MIS") in 1999 and to correct any potential Year 2000 issues. The upgrade in MIS is required due to the increase in sales volume and the need for enchanced systems to more effectively manage ongoing business.

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

Item 7. - FINANCIAL STATEMENTS
-------   --------------------

         The financial statements filed with this item are listed below:

         Independent Auditors' Report

         Consolidated Financial Statements:

                  Consolidated Balance Sheet as of December 31, 1998

                  Consolidated Statements of Operations and Comprehensive Income for the Years ended December 31, 1998 and 1997

                  Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1998 and 1997

                  Consolidated Statements of Cash Flows for the Years ended December 31, 1998 and 1997

                  Notes to Consolidated Financial Statements

                          ______________________________________________________
                          Deloitte & Touche LLP        Telephone: (973) 683-7000
                          Two Hilton Court             Facsimile: (973) 683-7459
                          P.O. Box 319
                          Parsippany, New Jersey 07054-0319




INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Pure World, Inc.:

We have audited the accompanying consolidated balance sheet of Pure World, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pure World, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 25, 1999

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1998
                                   (in $000's)

ASSETS

Current Assets:
Cash and cash equivalents                                        $ 6,122
Marketable securities                                                 75
Accounts receivable, net of allowance for
   uncollectible accounts and returns and
   allowances of $140                                              3,856
Inventories                                                        6,872
Other                                                                393
                                                                 -------
     Total current assets                                         17,318
Securities available-for-sale                                      1,203
Investment in unaffiliated natural products company                1,510
Plant and equipment, net                                           9,263
Notes receivable from affiliates                                     273
Goodwill, net of accumulated amortization of $417                  1,574
Other assets                                                         647
                                                                 -------
      Total assets                                               $31,788
                                                                 =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                 $   805
Current portion of long-term debt                                  2,137
Accrued expenses and other                                         1,041
                                                                 -------
      Total current liabilities                                    3,983
Long-term debt                                                     3,171
                                                                 -------
      Total liabilities                                            7,154
                                                                 -------

Commitments and Contingencies (Notes 10 and 11)

Stockholders' equity:
Common stock, par value $.01;
   30,000,000 shares authorized;
   8,268,909 shares issued and outstanding                            83
Additional paid-in capital                                        43,321
Accumulated deficit                                             ( 18,526)
Accumulated other comprehensive loss                            (    244)
                                                                 -------
     Total stockholders' equity                                   24,634
                                                                 -------
     Total liabilities and stockholders' equity                  $31,788
                                                                 =======

          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       (in $000's, except per share data)




                                                     Year Ended December 31,
                                                     -----------------------
                                                      1998             1997
                                                     ------           ------
Revenues:
   Sales                                            $23,047          $10,758
   Net gains on marketable securities                   606              717
   Interest, dividends and other income                 374              543
   Retention income                                       -              703
                                                    -------          -------
    Total revenues                                   24,027           12,721
                                                    -------          -------
Expenses:
   Cost of goods sold                                12,233            5,990
   Selling, general and administrative                5,790            4,184
                                                    -------          -------
    Total expenses                                   18,023           10,174
                                                    -------          -------

Income before income taxes                            6,004            2,547
Provision for income taxes                              316              211
                                                    -------          -------

Net income                                            5,688            2,336

Other comprehensive income (loss):

Unrealized holding gains (losses)
   on securities available for sale                (    876)             350
                                                    -------          -------
Comprehensive income                                $ 4,812          $ 2,686
                                                    =======          =======

Basic net income per share                          $   .69          $   .28
                                                    =======          =======
Diluted net income per share                        $   .62          $   .26
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


                                                  PURE WORLD, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                               (in 000's)

                                                                                                                         Total
                                                                    Additional                     Accumulated Other     Stock-
                                    Total Shares       Common        Paid-In      Accumulated        Comprehensive       Holders'
                                    Outstanding        Stock         Capital        Deficit          Income (Loss)       Equity
                                    ------------       ------       ----------    -----------      ------------------    --------
Balance, January 1, 1997
 as restated for stock dividend        8,397            $ 84          $43,635       ($26,550)             $282            $17,451

Change in net unrealized holding
 gains/losses on securities
 available-for-sale                        -               -                -              -               350                350

Net income                                 -               -                -          2,336                 -              2,336

Repurchase and cancellation
 of common stock                      (  141)          (   1)        (    356)             -                 -           (    357)
                                       -----            ----          -------        -------              ----            -------

Balance, December 31, 1997             8,256              83           43,279       ( 24,214)              632             19,780

Change in net unrealized holding
 gains/losses on securities
 available-for-sale                        -               -                -              -             ( 876)          (    876)

Net income                                 -               -                -          5,688                 -              5,688

Issuance of common stock                  13               -               43              -                 -                 43

Repurchase and cancellation
 of common stock                           -               -         (      1)             -                 -           (      1)
                                       -----            ----          -------        -------              ----            -------

Balance, December 31, 1998             8,269            $ 83          $43,321       ($18,526)            ($244)           $24,634
                                       =====            ====          =======        =======              ====            =======


                                     See accompanying notes to consolidated financial statements.


                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in $000's)

                                                        Year Ended December 31,
                                                        -----------------------
                                                          1998           1997
                                                        --------       --------

Cash flows from operating activities:
  Net income                                            $ 5,688       $ 2,336
  Adjustments:
    Depreciation and amortization                           869           427
    Net marketable securities
      transactions                                          305      (    318)
    Gain on sale of securities
      available-for-sale                               (    621)     (    705)
    Change in inventories                              (  3,245)     (  1,636)
    Change in receivables                              (  2,717)     (     66)
    Change in accounts payable and other
      accruals                                              452      (     66)
    Other, net                                         (    181)     (    128)
                                                        -------       -------
    Net cash provided by (used in)
      operating activities                                  550      (    156)
                                                        -------       -------
Cash flows from investing activities:
  Purchase of minority interest in Pure World
    Botanicals                                                -      (    941)
  Plant and equipment                                  (  7,789)     (  1,013)
  Proceeds from sale of securities
   available-for-sale                                     1,793           977
  Purchase of securities available-for-sale            (  1,600)     (    727)
  Loans to affiliates and others                       (     60)     (    230)
  Repayments of loans to affiliates                         283           136
  Investment in unaffiliated natural products
    company                                                   -      (    500)
  Other, net                                           (    202)           15
                                                        -------       -------
      Net cash used in investing activities            (  7,575)     (  2,283)
                                                        -------       -------
Cash flows from financing activities:
  Repurchase of common stock                           (      1)     (    357)
  Issuance of common stock                                   43             -
  Increase in borrowings                                  5,005            31
                                                        -------       -------
    Net cash provided by (used in)
        financing activities                              5,047      (    326)
                                                        -------       -------

Net decrease in cash and cash equivalents              (  1,978)     (  2,765)
Cash and cash equivalents at beginning of year            8,100        10,865
                                                        -------       -------
Cash and cash equivalents at end of year                $ 6,122       $ 8,100
                                                        =======       =======

Supplemental disclosure of cash flow information
Cash paid for:
 Interest                                               $   278       $    25
                                                        =======       =======
 Taxes                                                  $   549       $   190
                                                        =======       =======

          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


1.        Summary of Significant Accounting Policies
          ------------------------------------------

          Basis of Consolidation
          ----------------------

          The consolidated financial statements include the accounts of Pure World, Inc. (the "Company" or "Pure World") and its 100% owned subsidiary, Pure World Botanicals, Inc., formerly Madis Botanicals Inc. ("Pure World Botanicals") after elimination of all material intercompany accounts and transactions. The Company, through Pure World Botanicals, manufactures natural products for the nutraceutical, flavor and cosmetic industries.

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

          Prior years financial statements have been reclassified to conform to the current years' presentation.

          Cash and Cash Equivalents
          -------------------------

          Cash and cash equivalents consist primarily of cash on hand, cash in banks and U.S. Treasury Bills purchased with an original maturity of three months or less.

          Marketable Securities
          ---------------------

          Marketable securities are classified into three categories: debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as marketable securities and reported as a current asset and at fair value, with unrealized gains and losses included in the results of operations; and debt and equity securities not classified as either held-to-maturity securities or marketable securities are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from the results of operations and reported as a separate component of stockholders' equity. Unrealized gains and losses on securities available-for-sale are included in the determination of comprehensive income.

          The Company accounts for securities transactions on a trade-date basis. For computing realized gains or losses on sale of marketable

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


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

          Investment in Unaffiliated Natural Products Company
          ---------------------------------------------------

          In May 1996, the Company made an investment in non-voting common stock representing 25% ownership of Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company made an additional investment of $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock. In July 1997, the Company loaned Gaia $200,000, payable interest only, on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter. The loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet.

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

          Goodwill
          --------

          Goodwill had been established in connection with the acquisition of Pure World Botanicals in 1995. In October 1997, the Company acquired the remaining 17% minority interest for approximately $941,000. As a result of this transaction, goodwill was increased by approximately $576,000. Goodwill is being amortized using the straight-line method over a fifteen-year period.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


          Fair Value of Financial Instruments
          -----------------------------------

          The carrying amounts reported in the balance sheet for cash and cash equivalents, investments, accounts receivable, long-term debt and payables approximate their fair value.

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

          The shares used for basic earnings per common share and diluted earnings per common share are reconciled below. All share and per share information has been restated to reflect a 10% stock dividend declared on November 17, 1998, to stockholders of record on January 7, 1999, distributed on January 15, 1999.

                                                           (Shares in Thousands)
                                                             1998          1997
                                                            ------        -----
             Basic earnings per common share:
               Average shares outstanding for basic
                 earnings per share                          8,266        8,287
                                                             =====        =====
             Diluted earnings per common share:
               Average shares outstanding for basic
                 earnings per share                          8,266        8,287

               Dilutive effect of stock options                868          546
                                                             -----        -----
               Average shares outstanding for diluted
                 earnings per share                          9,134        8,833
                                                             =====        =====

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


          No options were excluded from the above calculations at December 31, 1998 and 173,250 were excluded at December 31, 1997.


          Major Customers
          ---------------

          Each of three customers accounted for more than 10% of sales for the 1998 fiscal year.

          New Accounting Standards
          ------------------------

          In June 1998, the Financial Accounting Standards Board Statement No. 133 ("FASB No.133"), Accounting for Derivative Instruments and Hedging Activities was issued. FASB No.133 established requirements which provide for recognition and measurement of derivative instruments and hedging activities. This standard will be effective for the Company in 2000. The Company does not believe that FASB No. 133 will have a material effect on the Company's financial condition or results of operations.

2.        Investment Securities
          ---------------------

          Investment securities consisted of the following (in $000's):

                                                         Gross
                                           Cost         Holding      Fair
                                           Basis        Losses       Value
                                         --------      ---------   ---------

             Marketable securities        $  154        $   79      $   75

             Securities
               available-for-sale          1,447           244       1,203
                                          ------        ------      ------
             Total investment
               securities                 $1,601        $  323      $1,278
                                          ======        ======      ======

          All investment securities are investments in common stock.

          Realized gains and losses of $752,000 and $63,000, respectively, as well as net unrealized losses of $83,000 were included in the results of operations for the year ended December 31, 1998. The net unrealized losses on securities available- for-sale included as a separate component of consolidated stockholders' equity was approximately $244,000 at December 31, 1998.

          In  1997,   realized   gains  and  losses  of  $700,000   and  $1,000,
          respectively, as well as net unrealized gains of $18,000 were included in the results of operations.

                       PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


3.        Inventories
          -----------

          Inventories are comprised of the following (in $000's):

                   Raw materials                   $3,447
                   Work-in-process                    398
                   Finished goods                   3,027
                                                   ------
                    Total inventories              $6,872
                                                   ======

4.        Plant and Equipment
          -------------------

          At December 31, 1998, plant and equipment consisted of the following (in $000's):

                   Machinery and equipment            $ 7,412
                   Leasehold improvements               1,906
                   Office equipment, furniture
                     and fixtures                       1,394
                   Accumulated depreciation          (  1,449)
                                                      -------
                     Total                            $ 9,263
                                                      =======

5.        Investment in Unaffiliated Natural Products Company
          ---------------------------------------------------

          In May 1996, the Company purchased 500 shares of common stock representing a 25% interest in Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company purchased an additional 200 shares of common stock for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter (the "Pure World Loan"). The Pure World Loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

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

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997

          In June 1998, Gaia requested that Pure World guarantee an unsecured bank line of $500,000 (the "Gaia Bank Loan"). Because of expansion plans for Pure World's wholly-owned subsidiary, Pure World Botanicals, Pure World declined to issue the guarantee. An individual unaffiliated with Gaia or Pure World agreed to guarantee the Gaia Bank Loan in consideration of a cash fee and the issuance to the individual of 100 shares of Gaia's common stock, representing 5 percent of Gaia's common stock outstanding (the "Guarantee"). The Guarantee is also secured by Gaia stock held by Gaia's Principal Stockholder. Pure World notified Gaia that it wished to exercise its right of first refusal in connection with the Guarantee. Pure World and Gaia reached an understanding that Pure World would decline the right of first refusal if by November 30, 1998 thirty percent of Pure World's interest was purchased for $1,500,000 (leaving five percent of the current Gaia common stock outstanding) and the Pure World Loan was repaid, including any accrued interest (the "Repurchase"). If the Repurchase was not closed by November 30, 1998 ("the Closing Date"), Pure World then would have the right to assume the Guarantee pursuant to the same terms granted the original guarantor, except for the cash fee. If the Repurchase did not close prior to the Closing date, and either before or after the Closing Date, the Guarantee is called by the bank, Pure World would then own, or have the right to own a majority of Gaia's voting stock. The repurchase did not close as of November 30, 1998 and the Company is in discussions with Gaia about its investment.

          Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company and does not publish financial results. The Company is accounting for this investment by the cost method.

6.        Long-term Debt
          --------------

          Long-term debt consisted of the following at December 31, 1998 (in $000's):

              Loans payable to a bank,
                  collateralized by certain
                  property and equipment,
                  bearing annual interest at
                  7.75% in December 1998 maturing
                  in December 2003                              $3,000

              Loans payable to a bank, pursuant
                  to a $2 million unsecured line
                  of credit bearing annual interest
                  at the prime rate (currently
                  7.75%) in December 1998 maturing
                  in March 1999, interest only
                  payments until March 1999                      1,405

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


              Loan payable to a bank, collateralized
                  by certain equipment bearing
                  annual interest at 8.75%
                  maturing in April 2003                           267

              Loan payable to a bank, collateralized
                  by certain equipment bearing
                  annual interest at 8.75% maturing in
                  August 2003                                       61

              Leases payable for equipment                         450

              All other                                            125
                                                                ------
                   Total                                         5,308

              Less: Current portion of long-
                     term debt                                   2,137
                                                                ------
              Long-term debt                                    $3,171
                                                                ======

          Interest expense was $278,000 and $25,000 for the years ended December 31, 1998 and 1997, respectively. The loan agreements contain certain restrictive covenants with which the Company has complied with as of December 31, 1998.

          In January 1999, Pure World Botanicals entered into two additional loan agreements. The first increased the unsecured line of credit described above from $2 million to $3 million. All other terms remained the same. The second agreement is for a convertible line of credit of up to $2 million. This line of credit has not yet been utilized.

          Aggregate maturities of long-term debt (in $000's) for each of the years in the five year period ending December 31, 2003 are $2,137; $691; $581; $533; and $1,359.

7.        Common Stock
          ------------

          Stock Repurchase
          ----------------

          In February 1994, the Company announced a plan to purchase up to two million shares of the Company's common stock and in September 1998, the Company announced a plan to purchase up to 300,000 shares of the Company's common stock, subject to market conditions and other considerations as determined by the Board of Directors. As of December 31, 1998, 696,934 shares had been acquired under the Repurchase Plans for an aggregate cost of approximately $1,164,000.

          The Company repurchased 95 shares in 1998 for an aggregate cost of approximately $700. In 1997, 129,093 shares were repurchased for an aggregate cost of approximately $357,000. All shares repurchased in 1998 and 1997 have been canceled and returned to the status of authorized but unissued shares.

          Stock Dividends
          ---------------

          On November 17, 1998, the Company declared a 10% stock dividend to stockholders of record on January 7, 1999. On January 15, 1999, the Company distributed 751,719 shares. The stock dividend was accounted for similar to a stock split. Accordingly, all share and per share information has been restated for all periods presented.

          Stock Options
          -------------

          In August 1991, the Board of Directors of the Company adopted a Non-Qualified Stock Option Plan (the "1991 Plan"). Under the 1991 Plan, non-qualified options to purchase up to an aggregate of 550,000 shares of common stock of the Company may be granted by the Board of Directors to officers, directors and employees of the Company at their fair market value at the date of grant. Options will expire five years from date of grant and will be exercisable as to one-half of the shares on the date of grant of the option and as to the other half, on the first anniversary of the date of grant of the option, or under such other terms as determined by the Board of Directors.

          In November 1997, the Board of Directors and Shareholders of the Company adopted the 1997 Non-Qualified Stock Option Plan (the "1997 Plan"). Under the 1997 Plan, non-qualified options to purchase up to 550,000 shares of common stock of the Company can be granted. Many of the other features of the 1997 Plan are the same as the 1991 Plan, other than the options are exercisable one-fifth on the third anniversary of their grant and one-fifth in each of the succeeding years, or under such other terms as determined by the Board of Directors.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


          The following table summarizes option transactions under the Option Plans for the years ended December 31, 1998 and 1997:

                                                              Weighted Average
                                                Shares         Exercise Price
                                              ----------     ------------------
              Options outstanding at
                  January 1, 1997               539,000            $ 1.55
              Options granted                   246,950              4.23
              Options canceled                 ( 38,500)             1.56
                                                -------            ------
              Options outstanding at
                  December 31, 1997             747,450              2.43

              Options granted                   134,805              5.31
              Options canceled                 (  6,050)             5.00
              Options exercised                ( 11,000)             1.56
                                                -------            ------
              Options outstanding at
                  December 31, 1998             865,205            $ 2.90
                                                =======            ======



          For options outstanding and exercisable at December 31, 1998, the exercise price ranges are:


                                 Options Outstanding                                  Options Exercisable
                  --------------------------------------------------  ------------------------------------------------------
                       Number        Weighted-Average    Weighted-          Number       Weighted-Average      Weighted-
    Range of       Outstanding at     Remaining Life      Average       Outstanding at    Remaining Life        Average
Exercise Prices   December 31, 1998     (In Years)    Exercise Price   December 31, 1998     (In Years)      Exercise Price
--------------------------------------------------------------------  ------------------------------------------------------
    $1 - $3           579,700               5             $ 1.73            489,500              4               $ 1.54
 $3.01 - $6           259,105               8             $ 5.12            137,500              8               $ 5.23
 $6.01 - $8            26,400               8             $ 6.68                  -              -                    -
                      -------                             ------            -------                              ------
                      865,205                             $ 2.90            627,000                              $ 2.35
                      =======                             ======            =======                              ======



          In  addition,  in 1995 in  connection  with the Pure World  Botanicals acquisition, the Company issued to the former Pure World Botanicals shareholders options outside of the 1991 Plan to acquire 275,000 shares of the Company's common stock at its then approximate fair value of $1.91 per share. Three employees of Pure World Botanicals were also given a total of 66,000 options outside of the 1991 Plan with prices ranging from $1.82-$1.91, the approximate fair market value at the time of grant, in connection with their employment. In 1996, 62,700 options were granted outside of the 1991 Plan to various employees of the Company and Pure World Botanicals in connection with their employment with prices ranging between $1.65 and $2.05, the approximate fair market value at the time of the grant. In 1997,

          44,000 options were granted outside of the 1997 Plan for new employees with prices ranging from $3.07 to $4.89 per share. Of these options, 82,500 have since been canceled. The Company applies Accounting
          Principles Board (APB) Opinion 25 and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for stock options issued.

          Had compensation cost for the issued stock options been determined based upon the fair values at the dates of awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                        1998         1997
                                                        ----         ----
          Net income:
            As reported (in 000's)                    $5,688        $2,336
            Pro forma (in 000's)                      $5,434        $2,240

          Basic net income per share:
            As reported                               $  .69        $  .28
            Pro forma                                 $  .66        $  .27

          Diluted net income per share:
            As reported                               $  .62        $  .26
            Pro forma                                 $  .59        $  .25

          All options granted to date have an exercise price equal to the market price of the Company's stock on the grant date. For purposes of calculating the compensation cost consistent with FASB Statement No. 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 119 percent in 1998 and 49 percent in 1997; risk free interest rates between 5.25 percent and 7.63 percent; and weighted average expected lives of 5 to 10 years.

8.       Compensation Arrangements
         --------------------------

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

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


          The term is to be automatically extended one day for each day elapsed after the Effective Date. The Chairman may terminate his employment under the Agreement under certain conditions specified in the Agreement, and the Company may terminate the Chairman's employment under the Agreement for cause. In the event of the Chairman's death during the term of the Agreement, his beneficiary shall be paid a monthly death benefit equal to $215,000 per year for three years payable in equal monthly installments. Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement, he shall be paid an annual disability payment equal to 80 percent of his base salary plus cash bonuses in effect at the time of the disability. Such disability payments shall continue until the Chairman attains the age of 70. The Company accrued approximately $35,000 in each of 1998 and 1997 for the contingent payments provided under the terms of the Agreement.

          In connection with the Pure World Botanicals acquisition, the Vice Chairman of Madis was given an employment agreement commencing January 3, 1995 for a term of four years at an annual salary of $150,000. The employment contract was subsequently extended for an additional two years on January 2, 1998.

          In February 1996, the Company entered into an employment agreement with Dr. Qun Yi Zheng, Executive Vice President of Pure World Botanicals for an initial one-year term. In July 1997, this agreement was amended (the "Amended Zheng Agreement"). The Amended Zheng Agreement is for a three-year term commencing on August 1, 1997 (the "Commencement Date"). The term is to be automatically extended one day for each day elapsed after the Commencement Date.

9.       Income Taxes
         ------------

          At December 31, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $13 million for Federal income tax reporting purposes, which expire in the years 2002 and 2003. Additionally, the Company has investment and research and development tax credit carryforwards aggregating approximately $170,000 and $870,000, respectively, which expire from 1999 through 2000. The ultimate realization of the tax benefits from the net operating loss and tax credit carryforwards is dependent upon future taxable earnings of the Company.

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

                     Years Ended December 31, 1998 and 1997


          when it utilizes the NOLs, there can be no assurance that the Company's position will be sustained.

          The components of income tax expense were as follows (in $000's):


                                               1998         1997
                                             -------      -------

                    Federal-current           $ 121        $  51
                    State-current               367          160
                    Deferred                 (  172)           -
                                              -----        -----
                      Total                   $ 316        $ 211
                                              =====        =====

          Deferred income taxes reflect the tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1998 are as follows (in $000's):

                  Deferred tax assets:
                    Net operating loss carryforwards            $4,266
                    Alternative minimum tax and
                      other credit carryforwards                   902
                    Other, net                                     348
                                                                ------
                                                                $5,516
                                                                ======

                  Valuation allowance                          ($5,271)
                                                                ======

                  Net deferred tax asset                        $  245
                                                                ======

          Due to the relatively short expiration periods of the NOLs and the unpredictability of future earnings, the Company believes that a substantial valuation allowance for the deferred tax asset is required.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


          A reconciliation of the provision for income tax expense to the expected income tax expense (income before income taxes times the statutory tax rate of 34%) is as follows (in $000's):

                                                          1998           1997
                                                       ---------       --------
              Income before income taxes               $ 6,004         $ 2,547
              Statutory federal income
                  tax rate                                  34%             34%
                                                       -------         -------
              Expected income tax                        2,041             866
              Alternative minimum tax                      121              51
              State tax                                    242             106
              Change in valuation allowance           (  2,274)       (    863)
              Other, net                                   186              51
                                                       -------         -------
                  Provision for income taxes           $   316         $   211
                                                       =======         =======

          The Tax Reform Act of 1986, as amended, provides for a parallel tax system which requires the calculation of AMT and the payment of the higher of the regular income tax or AMT. The Company also has an AMT credit carryforward of approximately $171,000 which will be allowed as a credit carryover against regular tax in the future in the event the regular tax exceeds the AMT tax.

10.       Commitments, Contingencies and Related Party Transactions
          ---------------------------------------------------------

          The Chairman of the Company is the Chairman of a brokerage firm which provided investment services to the Company during the years ended December 31, 1998 and 1997. Brokerage commissions paid by the Company totaled approximately $41,000 in 1998 and $36,000 in 1997.

          The Chairman of the Company is also the President of Sun Equities Corporation ("Sun"), the Company's principal stockholder. The Company reimburses Sun for the Company's proportionate share of the cost of group medical insurance and certain general and administrative expenses. Such reimbursements for the years ended December 31, 1998 and 1997 amounted to approximately $386,000 and $419,000, respectively. Sun received no remuneration or administrative fees for performing this service.

          Rosenman & Colin, LLP ("R&C") performed legal work for the Company and its subsidiaries in 1998 and 1997. Natalie I. Koether, President of the Company and of Pure World Botanicals and the wife of the Chairman of the Company, is of counsel to R&C. Aggregate fees and expenses billed to the Company and its subsidiaries were approximately $62,000 in 1998 and $19,000 in 1997.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


          Pure World Botanicals leases a 138,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation ("Pure World Botanicals Affiliate") owned by the former shareholders of Pure World Botanicals for $20,000, net, per month plus one per cent of the gross revenues of Pure World Botanicals up to an additional $200,000 per year over a term of five years expiring in December 1999 with renewal options for fifteen additional years. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories, manufacturing space of 70,000 square feet; and warehousing space of 38,000 square feet.

          Pure World Botanicals also leases a warehouse facility in Teterboro, New Jersey for $140,000 per year from an unrelated party.

          The Company also rents office space from an affiliate. Such rent expense was approximately $43,000 in 1998 and in 1997.

          In connection with the acquisition of Pure World Botanicals, IVM Corporation, the landlord of the Pure World Botanicals Facility ("IVM"), borrowed $200,000 from the Company (the "First Loan") in 1995, and IVM, and its shareholders (the former owners of Pure World Botanicals) borrowed $205,000 in 1994 from the Company (the "Second Loan"). Both Loans bore interest at the rate of 2% above the Citibank prime rate and were collateralized by the Pure World Botanicals Facility. The First Loan was repayable at $10,000 per month plus interest commencing February 1, 1995 until it was satisfied and thereafter the Second Loan was payable at the rate of $10,000 per month plus interest until it was satisfied. The First Loan was paid off in 1996 and the Second Loan was paid off in 1998.

          During 1995, the Company loaned money to an officer of the Company and to an officer of Pure World Botanicals to acquire common stock ("Stock") of the Company in the open market. These loans, amounting to $86,000, are non-recourse loans collateralized by the Stock, bearing interest at the minimum rate required under the Internal Revenue Code to avoid imputation of interest. Also in 1995 in connection with the acquisition of Pure World Botanicals, the Company loaned $210,000 to Voldemar Madis, who serves as Vice-Chairman of the Company and of Pure World Botanicals. In the past, Mr. Madis had made loans for the same amount to the predecessor corporation of Pure World Botanicals while it operated under the protection of Federal Bankruptcy Law. These loans were not repaid when Pure World Botanicals was removed from bankruptcy. The loan made to Mr. Madis by the Company bore interest at a rate of 8.125%, had a five-year term, and was collateralized by Mr. Madis' personal residence. The loan to Mr. Madis had a principal balance of $202,000 at December 31, 1997. In February 1998, the loan was paid in full.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


          American Bank of the Lehigh Valley, located in Allentown, Pennsylvania, has issued certain loans to Pure World Botanicals, totaling approximately $343,000 at December 31, 1998. Mark W. Jaindl, Director of the Company, is President of American Bank of the Lehigh Valley.

11.       Legal Proceedings
          -----------------

          In late 1997, Pure World Botanicals hired Turnkey Solutions, Inc. ("Turnkey") to perform work and services in connection with the expansion of the Pure World Botanicals Facility. In September 1998, Turnkey filed construction liens against Pure World Botanicals, totaling approximately $140,000, and it has demanded that Pure World Botanicals pay certain outstanding invoices, totaling in excess of one million three hundred thousand dollars. In October 1998, Pure World Botanicals filed an action in the Superior Court of New Jersey, Law Division, Bergen County, alleging that Turnkey has breached its contract, among other things, in connection with work and services incident to the expansion of the Pure World Botanicals Facility. In the action, Pure World Botanicals seeks damages in excess of one million dollars. Turnkey has filed an answer denying the material allegations of the complaint, and has commenced a third party action against Malcolm Black Associates, Inc., and Raven Industries, Inc., suppliers of certain equipment used in the expansion of Pure World Botanicals Facility.

          In January 1999, Turnkey filed an action in the Superior Court of New Jersey, Law Division, Bergen County, alleging that Pure World Botanicals breached its contract and agreement to pay for work and services provided by Turnkey incident to the expansion of the Pure World Botanicals Facility. In the action, Turnkey seeks damages from Pure World Botanicals in excess of one million three hundred thousand dollars. In the same lawsuit, Turnkey has sued Pure World for tortious interference with contract and prospective economic relations between Turnkey and Pure World Botanicals, without specifying the amount of damages alleged. Turnkey has also sued IVM, the landlord of the Pure World Botanicals Facility, on the construction liens, in the amount of $147,000. The defendants have filed a motion to dismiss the complaint. No assurance can be given that Pure World Botanicals, Pure World or IVM will be successful in litigation. Management intends to vigorously contest these lawsuits.

Item 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   FINANCIAL DISCLOSURE
          ----------

          Not applicable.

                                    PART III
                                    --------

Item 9. -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
-------    ------------------------------------------------------------

     The four members of the Board of Directors were elected at the 1998 Annual Meeting of Stockholders and will serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The Company's officers are elected by and serve at the leave of the Board.

     There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. Paul O. Koether, the Chairman of the Company, and Natalie I. Koether, the President of the Company, are spouses.

     The directors and executive officers of the Company at February 28, 1999 were as follows:

                                        Position and Office
                                        Presently Held with         Director
Name of Person           Age               the Company               Since
--------------           ---            -------------------         --------

Paul O. Koether           62            Chairman and                  1988
                                        Director of the
                                        Company; Chairman
                                        of Pure World Botanicals

Mark W. Jaindl            39            Director of the Company       1994
                                        and of Pure World
                                        Botanicals

Alfredo Mena              46            Director                      1992

William Mahomes, Jr.      52            Director                      1993

Natalie I. Koether        59            President of the                 -
                                        Company and Pure World
                                        Botanicals

Voldemar Madis            58            Vice Chairman of the             -
                                        Company and Pure World
                                        Botanicals

Dr. Qun Yi Zheng          41            Executive Vice President         -
                                        of Pure World Botanicals

John W. Galuchie, Jr.     46            Executive Vice President,        -
                                        Treasurer and Secretary
                                        of the Company

Mark Koscinski            41            Senior Vice President            -
                                        of the Company; Senior
                                        Vice President, Treasurer
                                        and Secretary of Pure World
                                        Botanicals

          Paul O. Koether is  principally  engaged in the following  businesses:
          (i) the Company, as Chairman since April 1988, President from April 1989 to February 1997, a director since March 1988, and for more than five years as the Chairman and President of Sun Equities Corporation ("Sun"), a private, closely-held corporation which is the Company's principal stockholder; (ii) as Chairman of Pure World Botanicals, Inc., ("Pure World Botanicals") a majority-owned subsidiary of the Company, since January 1995 and as a director since December 1994;
          (iii) as Chairman and director since July 1987 and President since October 1990 of Kent Financial Services, Inc. ("Kent") which engages in various financial services, including the operation of a retail brokerage business through its wholly-owned subsidiary, T. R. Winston & Company, Inc. ("Winston") and the general partner since 1990 of Shamrock Associates, an investment partnership which is the principal stockholder of Kent; (iv) various positions with affiliates of Kent, including Chairman since 1990 and a registered representative since 1989 of Winston; (v) since July 1992, as Chairman of American Metals Service, Inc., which is currently seeking to acquire an operating business; and (vi) since September 1998 as a director and Chairman of Cortech, Inc., ("Cortech"), a biopharmaceutical company. Prior to August 1994, Mr. Koether also served as Chairman and a director of NorthCorp Realty Advisors, Inc. ("NorthCorp"), formerly a subsidiary of the Company.

          Mark W. Jaindl. Since October 1997, Mr. Jaindl has been President and Chief Executive Officer of American Bank of the Lehigh Valley, a commercial bank located in Allentown, Pennsylvania. He has served as a director and Vice-chairman of American Bank since June 1997. From May 1982 to October 1991, and again since May 1995, Mr. Jaindl has served as Chief Financial Officer of Jaindl Farms, which is engaged in diversified businesses, including the operation of a 12,000-acre turkey farm, a John Deere dealership and a grain operation. He also serves as the Chief Financial Officer of Jaindl Land Company, a developer of residential, commercial and industrial properties in eastern Pennsylvania. From June 1992 until May 1995 he was Senior Vice President of the Company. He was Senior Vice President of Pure World Botanicals from December 1994 until May 1995 and has been a director of Pure World Botanicals since December 1994 and he has served as a director of American Metals Service, Inc. since July 1992. Mr. Jaindl was a director of NorthCorp from June 1992 until September 1994 and was Interim President of NorthCorp from February 1994 until August 1994. Since September 1998, Mr. Jaindl has been a director and Vice-chairman of Cortech.

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

          William Mahomes, Jr. In March 1997, Mr. Mahomes formed Mahomes & Associates, a Professional Corporation, involved in the practice of law, specializing in real estate and commercial transactions. From 1994 to March 1997, Mr. Mahomes was a Senior Shareholder of the law firm of Locke Purnell Rain Harrell. From 1990 to 1994 he was an international partner in the Dallas office of Baker & McKenzie. Mr. Mahomes currently serves on the Board of Directors of a variety of organizations, including the Bethlehem Foundation, The Salvation Army, the Dallas Opera, the Texas Pension Review Board and the Pegasus Charter School.

          Natalie I. Koether is engaged principally in the following activities:
          (i) President of the Company since February 1, 1997 and President and Director of Pure World Botanicals since November 1995; (ii)of Counsel with the law firm of Rosenman & Colin, LLP, from September 1993.

          Voldemar Madis is principally engaged in the following businesses: (i) Vice Chairman of the Company and of Pure World Botanicals since November 1, 1995 and (ii) President of IVM Corporation ("IVM"). IVM is a real estate holding company. From 1973 through 1994, Mr. Madis was the President of Dr. Madis Laboratories, Inc. ("DML"). Both IVM and DML operated under the protection of Federal Bankruptcy Law for the five-year period prior to January 3, 1995 when DML was acquired by the Company. IVM is the owner of the premises occupied by Pure World Botanicals. The terms of the lease are described in "Item 2 - Description of Property".

          Qun Yi Zheng Ph.D., Executive Vice President and Director of Science and Technology at Pure World Botanicals, has been with the Company since 1996. Dr. Zheng was Technical Manager at Hauser Nutraceuticals, Colorado from 1995 to 1996 and from 1993 to 1994 he was Senior Chemist at Hauser Chemical Research, Inc., Colorado.

          John W. Galuchie, Jr., a certified public accountant, is engaged in the following businesses: (i) the Company, as Executive Vice President, Treasurer and Secretary since April 1988 and director from January 1990 until October 1994; (ii) Kent, as Vice President and Treasurer since September 1986 and a director from June 1989 to August 1993; (iii) Winston, as President and Treasurer since September 1989;
          (iv) Cortech, as Director and President and (v) HealthRite, Inc., as a Director since December 1998. Mr. Galuchie was a director of NorthCorp from June 1992 until August 1996 and Secretary from November 1992 to August 1994.

          Mark Koscinski, a certified public accountant is engaged in the following activities: (i) the Company as Senior Vice President and principal accounting and financial officer since August 1993; (ii) Vice President of Sun since August 1993; (iii) Senior Vice President, Treasurer and Secretary and a Director of Pure World Botanicals since December 1994; and (iv) Vice President of Kent and Winston since August 1993.

Item 10. - EXECUTIVE COMPENSATION
-------    -----------------------

     The table below sets forth for the years ended December 31, 1998, 1997 and 1996, the compensation of any person who, as of December 31, 1998, was the Chief Executive Officer of the Company or who was among the four most highly compensated executive officers of the Company other than the Chief Executive Officer with annual compensation in excess of $100,000 ("Executive Officers").


                                                                 Long-Term
                                 Annual Compensation(1)(2)      Compensation
 Name and                        -------------------------      -------------
 Principal Position     Year        Salary       Bonus          Options(#)(3)
 ------------------     ----        ------       -----          -------------


 Paul O. Koether        1998       $215,000      $75,000                -
 Chairman               1997        215,000       50,000                -
                        1996        215,000            -                -

 Natalie I. Koether     1998       $270,000      $75,000                -
 President              1997        267,000            -          137,500
                        1996        244,760            -                -

 Voldemar Madis         1998       $163,461      $ 6,000                -
 Vice Chairman          1997        150,000        6,000                -
                        1996        152,885        6,101                -

 Qun Yi Zheng           1998       $166,051      $75,000           55,000
 Executive Vice         1997        116,013       50,000           82,500
 President              1996         73,147       20,000           27,500

 Mark Koscinski         1998       $111,000      $22,500                -
 Sr. Vice President     1997        108,000       22,500                -
                        1996        108,000       15,101           11,000
----------------------------------------------------------

(1)      The Company currently has no bonus plan.

(2) Certain Executive Officers received incidental personal benefits during the fiscal years covered by the table. The value of these incidental benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for any of the Executive Officers. Such amounts are excluded from the table.

(3) Stock options restated to reflect a 10% stock dividend declared on November 17, 1998 to stockholders of record on January 7, 1999, distributed on January 15, 1999.

Options Granted
---------------

     Under the Company's 1991 Non-Qualified Stock Option Plan (the "1991 Plan"), non-qualified options to purchase up to an aggregate of 550,000 shares of the Company's Common Stock may be granted by the Board of Directors to officers, directors and employees of the Company, its subsidiaries or parent. The exercise price for the shares may not be less than the fair market value of the Common Stock on the date of grant. Options will expire five years from the date of grant and will be exercisable as to one-half of the shares on the date of grant and as to the other half, after the first anniversary of the date of grant, or at such other time, or in such other installments as may be determined by the Board of Directors or a committee thereof at the time of grant. The options are non-transferable (other than by will or by operation of the laws of descent) and are exercisable generally only while the holder is employed by the Company or by a subsidiary or parent of the Company or, in the event of the holder's death or permanent disability while employed by the Company, within one year after such death or disability.

     In November 1997, the Board of Directors and shareholders of the Company adopted the 1997 Non-Qualified Stock Option Plan (the "1997 Plan"). Under the 1997 Plan, non-qualified options to purchase up to 550,000 shares of common stock of the Company can be granted. Many of the other features of the 1997 Plan are the same as the 1991 Plan, other than the options are exercisable one-fifth on the third anniversary of their grant and one-fifth in each of the succeeding years, or at such other time, or in such other installments as may be determined by the Board of Directors.

     The table below contains information concerning the fiscal year-end value of unexercised options held by the Executive Officers.


                                 Fiscal Year-End Options Values
                   ------------------------------------------------------------
                                                         Value of Unexercised
                     Number of Unexercised                   In-the-Money
                      Options at 12/31/98                Options at 12/31/98
Name               Exercisable/Unexercisable          Exercisable/Unexercisable
-----              --------------------------         -------------------------

Paul O. Koether         165,000  /       -              $838,281  / $      -
Natalie I. Koether      275,000  /       -               897,657  /        -
Voldemar Madis           55,287  /       -               262,770  /        -
Qun Yi Zheng             27,500  / 137,500               126,953  /  413,672
Mark Koscinski           34,100  /   4,400               166,641  /   20,313


401(k) Plan
-----------

     The Company has established a Retirement Savings Plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan permits employees of the sponsor to defer a portion of their compensation on a pre-tax basis. Employees who meet the 401(k) Plan's eligibility requirements may defer up to 15% of their compensation (base pay plus any bonuses and overtime) for the year. No participant, however, may have deferred more than $10,000 in 1998 and $9,500 in 1997, which amount is indexed each year for inflation. The Company did not match employee contributions in 1998 or 1997. Federally mandated discrimination testing limits the amounts which highly paid employees may defer based on the amounts contributed by all other employees. Participant elective deferral accounts are fully vested and participant matching contribution accounts in the 401(k) Plan are vested in accordance with a graduated vesting schedule over a period of six years of service. All participant accounts in the 401(k) Plan are invested at the direction of the participants among several different types of funds offered by a large mutual fund management company selected by the Company. Distributions of account balances are normally made upon death, disability or termination of employment after normal retirement date (age 60) or early retirement date (age 55). However, distribution may be made at any time after an employee terminates employment. Participants may make withdrawals from their deferred accounts in the event of financial hardship but may not borrow from their accounts. Amounts payable to an employee are dependent on the employee's account balance, which is credited and debited with appropriate earnings, gains, expenses and losses of the underlying investment. Benefits are determined by contributions and investment performance over the entire period an employee participates in the 401(k) Plan. Payment is made in a single cash sum no later than sixty days following the close of the year in which the event giving rise to the distribution occurs.

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

     In conjunction with the acquisition of Pure World Botancials on January 3, 1995 by the Company, Madis entered into an employment agreement with Voldemar Madis to serve as an executive officer of Pure World Botanicals. Under the terms of the agreement, Mr. Madis will be employed for four years from the date of the agreement at an annual salary of $150,000. The agreement may be terminated for cause, as defined. The agreement has been extended for an additional two years.

     In February 1996, the Company entered into an employment agreement with Dr. Qun Yi Zheng, Executive Vice President of the Company for an initial one-year term. In July 1997, this agreement was amended (the "Amended Zheng Agreement"). The Amended Zheng Agreement is for a three-year term commencing on August 1, 1997 (the "Commencement Date"). The term is to be automatically extended one day for each day elapsed after the Commencement Date.

Remuneration of Directors
-------------------------

     Directors who are not employees of the Company receive a fee of $1,800 for attending each meeting of the Board or a committee meeting. During 1998, the Company paid directors' fees in the aggregate of approximately $37,800.

     In addition, the Company retired 5,000 stock options previously issued to Mr. Mahomes pursuant to the Company's 1991 Stock Option Plan for a payment of approximately $21,400.

Item 11. -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------     --------------------------------------------------------------

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 1999, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officer and directors and officers as a group:

                                        Number of Shares        Approximate
      Name and Address                  of Common Stock          Percent
      of Beneficial Owner             Beneficially Owned(1)      of Class
      -------------------             ---------------------     -----------

      Paul O. Koether
      211 Pennbrook Road
      Far Hills, N.J.  07931              3,367,675(2)             37.53%

      Natalie I. Koether
      211 Pennbrook Road
      Far Hills, N.J. 07931               3,367,675(3)             37.53%

      Sun Equities Corporation
      376 Main Street
      Bedminster, NJ 07921                2,457,725                27.39%

      Mark W. Jaindl
      3150 Coffeetown Road
      Orefield, PA 18069                    184,382(4)              2.05%

      William Mahomes, Jr.
      1201 Main Street
      Suite 830
      Dallas, TX 75201                       11,000                     *

      Alfredo Mena
      P. O. Box 520656
      Miami, Florida 33152                   18,700                     *

      Voldemar Madis
      375 Huyler Street
      South Hackensack, NJ 07606             59,357                     *

      Dr. Qun Yi Zheng
      375 Huyler Street
      South Hackensack, NJ 07606             27,500                     *

      Mark Koscinski
      376 Main Street
      Bedminster, NJ 07921                   72,600                     *

      All directors and
      officers as a group
      (9 persons)                         3,797,534(1)             42.32%
      ------------------------------
      *Represents less than one percent.

     (1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in this footnote or in other footnotes below. Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within sixty days: Paul O. Koether (165,000 shares); Natalie I. Koether (275,000 shares); Mark W. Jaindl (77,000 shares); Alfredo Mena (16,500 shares); Voldemar Madis (55,287 shares); Qun Yi Zheng (27,500 shares); Mark Koscinski (34,100 shares) and all directors and officers as a group (705,387 shares).

     (2) Includes (1) 35,640 shares held by a trust for the benefit of Mr. Koether's daughter for which he serves as the sole trustee; (2) 519,750 shares beneficially owned by his wife, including 110,000 shares owned by Emerald Partners of which she is the sole general partner and 2,200 shares owned by Sussex Group, Inc. of which she is the President, a director and controlling stockholder, 275,000 shares which she has the right to acquire upon exercise of stock options and 132,550 shares held in custodial accounts. Mr. Koether may also be deemed to be the beneficial owner of the 2,457,725 shares owned by Sun, of which Mr. Koether is a principal stockholder and Chairman, 65,370 shares held in discretionary accounts of certain of his brokerage customers and 14,190 shares held in Mr. Koether's IRA account. Mr. Koether disclaims beneficial ownership of all of the foregoing shares.

     (3) Includes (1) 110,000 shares owned by Emerald Partners of which Mrs. Koether is the sole general partner and 2,200 shares owned by Sussex Group, Inc. of which she is the President, director and controlling stockholder; (2) 275,000 shares which she has the right to acquire upon exercise of stock options; (3) 132,550 shares held in custodial accounts; and (4) the shares beneficially owned by her husband, described above in footnote (2). Mrs. Koether may also be deemed to be the beneficial owner of the 2,457,725 shares owned by Sun, of which she is a principal stockholder and her husband is a principal stockholder and Chairman. Mrs. Koether disclaims beneficial ownership of all of the foregoing shares.

     (4) Includes 15,092 shares held in Mr. Jaindl's IRA account and 4,400 shares held by a trust for the benefit of his son, for which Mr. Jaindl serves as a trustee.

Item 12. -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

     The Chairman of the Company is also the President of Sun Equities Corporation ("Sun"), the Company's principal stockholder. The Company reimburses Sun for the Company's proportionate share of the cost of group medical insurance and certain general and administrative expenses. Such reimbursements for the years ended December 31, 1998 and 1997 amounted to approximately $386,000 and $419,000, respectively. Sun received no remuneration or administrative fees for performing this service.

     Rosenman & Colin LLP ("R&C") performed legal work for the Company for which it billed the Company an aggregate of approximately $62,000 in 1998 and $19,000 in 1997. Natalie I. Koether, Esq., President of the Company and of Pure World Botanicals and wife of the Chairman of the Company, is of Counsel to R&C.

     American Bank of the Lehigh Valley, located in Allentown, Pennsylvania, has issued certain loans to Pure World Botanicals, totaling approximately $343,000 at December 31, 1998. Mark W. Jaindl, Director of the Company, is President of American Bank of the Lehigh Valley.

                                     PART IV


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------  --------------------------------

(a) The following exhibits are filed as part of this report:


Exhibit
Number      Exhibit                               Method of Filing
-------     -------                              ----------------

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

      (d)   Certificate of Amendment of          Incorporated by reference to
            Restated Certificate of Incor-       Pure World, Inc. Form 10-KSB
            poration of the Company              for the year ended December 31,
                                                 1996.

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

10.3        Agreement and Plan of Merger         Incorporated by reference to
            dated as of December, 1994           American Holdings, Inc. Form
                                                 8-K dated January 18, 1995.

Exhibit
Number        Exhibit                           Method of Filing
-------       -------                           ----------------

10.5          1997 Non-Qualified Stock Option   Incorporated by reference to
              Plan                              Exhibit A dated November 20,
                                                1997 Proxy Statement

10.6    (a)   Employment Agreement with         Incorporated by reference to
              V. Madis                          American Holdings, Inc. Form
                                                8-K dated January 18, 1995.

        (b)   Amendment to Employment           Pure World, Inc.  Incorporated
              Agreement with V. Madis           by reference to Form 10-KSB
                                                for the year ended December
                                                31, 1997.

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

10.10   (a)   Employment Agreement with         Filed herewith.
              Dr. Q.Y. Zheng

        (b)   Amendment to Employment
              Agreement with Dr. Q.Y. Zheng     Filed herewith.

21            Subsidiaries of the Registrant    Filed herewith.

27            Financial Data Schedule           Filed herewith.

(b)   Reports on Form 8-K
      -------------------
      None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PURE WORLD, INC.


March 30, 1999                                     By:/s/ Paul O. Koether
                                                     -------------------------
                                                     Paul O. Koether
                                                     Chairman of the Board



March 30, 1999                                     By:/s/ Mark Koscinski
                                                     -------------------------
                                                     Mark Koscinski
                                                     Senior Vice President
                                                     (Principal Financial and
                                                     Accounting Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                        Capacity                   Date
-------------------------       -------------------------       --------------


/s/ Paul O. Koether              Chairman of the Board          March 30, 1999
-------------------------        and Director
Paul O. Koether                  (Principal Executive
                                 Officer)


/s/ William Mahomes, Jr.         Director                       March 30, 1999
-------------------------
William Mahomes, Jr.


/s/ Alfredo Mena                 Director                       March 30, 1999
-------------------------
Alfredo Mena


/s/ Mark W. Jaindl               Director                       March 30, 1999
-------------------------
Mark W. Jaindl