Form 10QSB
period 1999-03-31
PURE WORLD INC
filed 1999-05-12
CIK 356446

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended: March 31, 1999
                                      --------------
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-10566
                                               -------

                                Pure World, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                                  95-3419191
--------------------------------                             -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 376 Main Street, Bedminster, New Jersey  07921
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (908) 234-9220
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         State the number of shares outstanding of each of the issuer's classes of common equity: As of April 30, 1999, the issuer had 8,268,883 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                               Yes      No X

PART I  - FINANCIAL INFORMATION
------    ---------------------
ITEM 1. - Financial Statements
------    ---------------------


                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MARCH 31,1999
                                   (UNAUDITED)
                                   (in $000's)


ASSETS
------

Current assets:
  Cash and cash equivalents                                      $ 5,875
  Marketable securities                                               64
  Accounts receivable, net of allowance for
   uncollectible accounts and returns and
   allowances of $140                                              3,663
  Inventories                                                      9,168
  Other                                                              482
                                                                 -------
    Total current assets                                          19,252
Securities available-for-sale                                        896
Investment in unaffiliated natural products company                1,510
Plant and equipment, net                                           9,980
Notes receivable from affiliates                                     269
Goodwill, net of accumulated amortization of $453                  1,538
Other assets                                                         642
                                                                 -------
    Total assets                                                 $34,087
                                                                 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                               $ 1,768
  Short-term borrowings                                            3,550
  Accrued expenses and other                                         934
                                                                 -------
    Total current liabilities                                      6,252
  Long-term debt                                                   3,318
                                                                 -------
    Total liabilities                                              9,570
                                                                 -------
Stockholders' equity:
  Common stock, par value $.01;
   30,000,000 shares authorized;
   8,268,909 shares issued and outstanding                            83
  Additional paid-in capital                                      43,321
  Accumulated deficit                                           ( 18,382)
  Accumulated other comprehensive loss                          (    505)
                                                                 -------
    Total stockholders' equity                                    24,517
                                                                 -------
    Total liabilities and stockholders' equity                   $34,087
                                                                 =======



          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                        1999         1998
                                                       ------       ------
Revenues:
  Sales                                               $ 3,747      $ 5,095
  Net gains on marketable securities                        8           76
  Interest, dividends and other income                     66          104
                                                      -------      -------
      Total revenues                                    3,821        5,275
                                                      -------      -------

Expenses:
  Cost of goods sold                                    2,430        2,520
  Selling, general and administrative                   1,239        1,198
                                                      -------      -------
      Total expenses                                    3,669        3,718
                                                      -------      -------

Income before income taxes                                152        1,557
Provision for income taxes                                  8          127
                                                      -------      -------
Net income                                                144        1,430

Other comprehensive income:
  Unrealized holding losses on
    securities available-for-sale                    (    261)    (    239)
                                                      -------      -------
Comprehensive income (loss)                          ($   117)     $ 1,191
                                                      =======      =======

Basic net income per share                            $   .02      $   .17
                                                      =======      =======
Diluted net income per share                          $   .02      $   .16
                                                      =======      =======




          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)


                                                         Three Months Ended
                                                              March 31,
                                                       ---------------------
                                                        1999           1998
                                                       ------         ------

Cash flows from operating activities:
     Net income                                       $    144       $  1,430
     Adjustments:
        Depreciation and amortization                      336            137
        Net marketable securities
           transactions                                     11            247
        Gain on sale of securities
           available-for-sale                        (      13)     (      58)
        Change in inventories                        (   2,296)     (   1,199)
        Change in receivables                              193      (   2,036)
        Change in accounts payable and
           other accruals                                  856          2,049
        Other, net                                   (      82)     (      87)
                                                      --------       --------
        Net cash provided by (used in)
           operating activities                      (     851)           483
                                                      --------       --------

Cash flows from investing activities:
     Plant and equipment                             (   1,018)     (   3,305)
     Proceeds from sale of securities
       available-for-sale                                   59            155
     Purchase of securities
       available-for-sale                                    -      (      16)
     Loans to affiliates and others                          -      (      60)
     Repayment of loans to affiliates
       and others                                            4            246
     Other, net                                              -      (     156)
                                                      --------       --------
        Net cash used in investing
           activities                                (     955)     (   3,136)
                                                      --------       --------

Cash flows from financing activities:
     Issuance of common stock                                -             17
     Term loan borrowings                                  350          2,051
     Term loan repayments                            (     184)     (      58)
     Net revolving line of credit borrowings             1,393              -
                                                      --------       --------
        Net cash provided by financing
           activities                                    1,559          2,010
                                                      --------       --------

Net decrease in cash and cash equivalents            (     247)     (     643)
Cash and cash equivalents at beginning of period         6,122          8,100
                                                      --------       --------
Cash and cash equivalents at end of period            $  5,875       $  7,457
                                                      ========       ========

Supplemental disclosure of cash flow information:
     Cash paid for:
     Interest                                         $    124       $      6
                                                      ========       ========
     Taxes                                            $     13       $     12
                                                      ========       ========



          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

1.   General
     -------

     The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries ("Pure World" or the "Company") as of March 31, 1999 and for the quarters ended March 31, 1999 and 1998 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. Prior years' financial statements have been reclassified to conform to the current year's presentation.

     The results of operations for the quarters ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.   Marketable Securities
     ---------------------

     At March 31, 1999, marketable securities consisted of the following (in $000's):

                                                       Gross
                                       Amortized       Holding       Fair
                                         Cost          Losses        Value
                                       ---------       -------       -----

         Trading securities             $  115         $  51        $  64

         Available-for-sale              1,401           505          896
                                        ------         -----        -----

         Total marketable
           securities                   $1,516         $ 556        $ 960
                                        ======         =====        =====


     All marketable securities were investments in common stock.

3.   Inventories
     -----------

     Inventories are comprised of the following (in $000's):

                 Raw materials                       $ 3,818
                 Work-in-progress                        604
                 Finished goods                        4,746
                                                     -------
                   Total inventories, net            $ 9,168
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

     In June 1998, Gaia requested that Pure World guarantee an unsecured bank line of $500,000 (the "Gaia Bank Loan"). Because of expansion plans for Pure World's wholly-owned subsidiary, Pure World Botanicals Inc., Pure World declined to issue the guarantee. An individual unaffiliated with Gaia or Pure World agreed to guarantee the Gaia Bank Loan in consideration of a cash fee and the issuance to the individual of 100 shares of Gaia's common stock, representing 5 percent of Gaia's common stock outstanding (the "Guarantee"). The Guarantee is also secured by Gaia stock held by Gaia's Principal Stockholder. Pure World notified Gaia that it wished to exercise its right of first refusal in connection with the Guarantee. Pure World and Gaia reached an understanding that Pure World would decline the right of first refusal if by November 30, 1998 thirty percent of Pure World's interest was purchased for $1,500,000 (leaving five percent of the current Gaia common stock outstanding) and the Pure World Loan was repaid, including any accrued interest (the "Repurchase"). If the Repurchase was not closed by November 30, 1998 ("the Closing Date"), Pure World then would have the right to assume the Guarantee pursuant to the same terms granted the original guarantor, except for the cash fee. If the Repurchase did not close prior to the Closing date, and either before or after the Closing Date, the Guarantee is called by the bank, Pure World would then own, or have the right to own a majority of Gaia's voting stock. The repurchase did not close as of November 30, 1998 and the Company is in discussions with Gaia about its investment.

     Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company and does not publish financial results. The Company is accounting for this investment by the cost method.

5.   Borrowings
     ---------

     Borrowings consisted of the following at March 31, 1999 (in $000's):

              Loans payable to a bank,
                  collateralized by certain
                  property and equipment, bearing
                  annual interest at 7.75% in
                  March 1999 maturing in December 2003                $2,893

              Loans payable to a bank, pursuant
                  to a $3 million unsecured line
                  of credit bearing annual interest
                  at the prime rate, currently
                  7.75% maturing in June 1999                          2,798

              Loan payable to a bank, pursuant to
                  a $2 million convertible line of
                  credit collateralized by certain
                  equipment bearing interest the LIBOR
                  rate plus 2.5% (the "Initial Rate")
                  until October 6, 1999 when it is
                  convertible to either the Initial Rate
                  or variable rate equal to the yield on
                  five-year U.S. Treasury Obligations plus
                  2.5%, maturing in October 2004, interest
                  only payments until October 1999                       350

              Loan payable to a bank, collateralized
                  by certain equipment bearing
                  annual interest at 8.75%
                  maturing in April 2003                                 254

              Loan payable to a bank, collateralized
                  by certain equipment bearing
                  annual interest at 8.75% maturing in
                  August 2003                                             59

              Leases payable for equipment                               406

              All other                                                  108
                                                                      ------
                   Total borrowings                                    6,868

              Less: Short-term borrowings                              3,550
                                                                      ------
              Long-term debt                                          $3,318
                                                                      ======

     Interest expense was $124,000 and $6,000 for the three months ended March 31, 1999 and 1998, respectively.

6.   Net Income Per Share
     --------------------

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


                                                  (Shares in Thousands)
                                                   1999           1998
                                                   ----           ----
     Basic earnings per common share:
        Average shares outstanding for
         basic earnings per share                  8,269          8,258
                                                   =====          =====

     Diluted earnings per common share:
        Average shares outstanding for
         basic earnings per share                  8,269          8,258

        Dilutive effect of stock options             742            704
                                                   -----          -----

        Average shares outstanding for
         diluted earnings per share                9,011          8,962
                                                   =====          =====

ITEM 2.  Management's Discussion and Analysis of
------   Financial Condition and Results of Operations
         ----------------------------------------------

     This Form 10-QSB contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future periods or performance suggested by these statements.

Liquidity and Capital Resources
-------------------------------

     At March 31, 1999, the Company had cash and cash equivalents of approximately $5.9 million. Cash equivalents of $5.5 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 4.45% and 4.64%. The Company had net working capital of $13 million at March 31, 1999. The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

     Net cash of $851,000 was used by operations for the three months ended March 31, 1999, compared to net cash provided by operations of $483,000 for the same period in 1998. In 1999, the net use of cash was primarily attributable to an increase in inventories, partially offset by an increase in accounts payable and other accruals and depreciation and amortization. In 1998, net income and the increase in accounts payable and other accruals partially offset by the increase in inventories and receivables accounted for the cash provided by operations.

     Net cash of $955,000 and $3,136,000 was used in investing activities in the three months ended March 31, 1999 and 1998, respectively. In 1999, $1,018,000 was used in connection with plant and equipment purchases as follows: $376,000 was used for the replacement of underground storage tanks with greater capacity tanks, $350,000 was used in connection with production expansion, and $292,000 in connection with various purchases of machinery and equipment. In 1998, $3.3 million was used in connection with an expansion program that began in 1997 to upgrade and expand productive capacity and to build a new warehouse facility.

     Cash flows provided by financing activities in the first quarter of 1999 were $1,559,000 compared to net cash of $2,010,000 provided in the same period in 1998. Increases in notes payable were the primary reason for the cash provided in both periods. For more information, see Note 5 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's operations resulted in net income of $144,000, or $.02 basic earnings per share, for the three months ended March 31, 1999 compared to net income of $1,430,000, or $.17 basic earnings per share, for the comparable period in 1998. Diluted earnings per share was $.02 and $.16 for the three months ended March 31, 1999 and 1998, respectively.

     The Company, through its wholly-owned subsidiary, Pure World Botanicals, Inc. had sales of $3.7 million for the quarter ended March 31, 1999, compared to sales of $5.1 million for the comparable quarter of 1998, a decrease of $1.4 million, or 27%. The Company believes that the decrease in sales was due primarily to inventory buildups by manufacturers and distributors of dietary supplements. Although sales increased toward the end of the first quarter, the Company believes it is too early to tell whether the improvement was a trend.

     For the three month periods ended March 31, 1999 and 1998, the gross margin (sales less cost of goods sold) was $1.3 million, or 35.2% of sales and $2.6 million, or 50.5% of sales, respectively. The decrease in gross margin was due to the change in the product sales mix and pricing pressures.

     For the three month period ended March 31, 1999, the Company recorded net gains on marketable securities of $8,000 compared to $76,000 for the same period in 1998. In 1999, $28,000 were unrealized gains and $20,000 were realized losses. In 1998, substantially all of the gains recorded were realized.

     Interest, dividend and other income was $66,000 for the three month period ended March 31, 1999, compared to $104,000 for the three month period ended March 31, 1998. Interest income was $66,000 during the three month period ended March 31, 1999, a decrease of $34,000 from the $100,000 recorded in the comparable period of 1998. This decrease was due primarily to lower invested balances and lower yields on investments.

     Selling, general and administrative expenses were $1,239,000 for the three months ended March 31, 1999 compared to $1,198,000 for the comparable period in 1998, an increase of $41,000 or 3.4%. Increased selling and interest expense were the primary reasons for the increase.

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

     Management has determined that the Year 2000 Issue will not pose significant operational problems for its computer systems. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company will utilize external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. The Company anticipates incurring costs of $250,000 to upgrade its management information systems ("MIS") in 1999 which is required due to the increase in sales volume and the need for enhanced systems to more effectively manage ongoing business.

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

PART II - OTHER INFORMATION
-------   -----------------

Item 6. - Exhibits and Reports on Form 8-K
------    ---------------------------------

(a)      Exhibits
         --------

         27. Financial Data Schedule for the three months ended March 31, 1999.

(b)      Reports on Form 8-K
         -------------------

         None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PURE WORLD, INC.




Dated:  May 12, 1999                            By: /s/ Mark Koscinski
                                                ------------------------------
                                                Mark Koscinski
                                                Senior Vice President and
                                                Principal Accounting Officer