Form 10QSB
period 1999-06-30
PURE WORLD INC
filed 1999-08-12
CIK 356446

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-10566


                                Pure World, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Delaware                                                  95-3419191
--------------------------------                             ------------------
 (State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 376 Main Street, Bedminster, New Jersey 07921
                 ---------------------------------------------
                    (Address of principal executive offices)

                                 (908) 234-9220
                           ---------------------------
                           (Issuer's telephone number)

                                      N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         State the number of shares outstanding of each of the issuer's classes of common equity: As of July 31, 1999, the issuer had 8,268,883 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                                    Yes   No X

PART I  - FINANCIAL INFORMATION
------    ---------------------
ITEM 1. - Financial Statements
------    ---------------------


                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (UNAUDITED)
                                   (in $000's)


ASSETS

Current assets:
  Cash and cash equivalents                                       $ 5,441
  Marketable securities                                                53
  Accounts receivable, net of allowance for
   uncollectible accounts and returns and
   allowances of $141                                               3,262
  Inventories                                                      10,167
  Other                                                               493
                                                                  -------
      Total current assets                                         19,416
Securities available-for-sale                                         708
Investment in unaffiliated natural products company                 1,510
Plant and equipment, net                                           10,456
Notes receivable from affiliates                                      336
Goodwill, net of accumulated amortization of $489                   1,502
Other assets                                                          700
                                                                  -------
      Total assets                                                $34,628
                                                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $ 1,091
  Short-term borrowings                                             3,598
  Accrued expenses and other                                          960
                                                                  -------
      Total current liabilities                                     5,649
  Long-term debt                                                    4,348
                                                                  -------
      Total liabilities                                             9,997
                                                                  -------
Stockholders' equity:
  Common stock, par value $.01
   30,000,000 shares authorized;
   8,268,883 shares issued and outstanding                             83
  Additional paid-in capital                                       43,321
  Accumulated deficit                                            ( 18,080)
  Accumulated other comprehensive loss                           (    693)
                                                                  -------
      Total stockholders' equity                                   24,631
                                                                  -------
      Total liabilities and stockholders' equity                  $34,628
                                                                  =======


          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)




                                                        Three Months Ended
                                                               June 30,
                                                        -------------------
                                                         1999         1998
                                                        ------       ------
Revenues:
  Sales                                                $ 4,801      $ 6,162
  Net gains (losses) on marketable securities         (      9)         525
  Interest, dividend and other income                       62           91
                                                       -------      -------
      Total revenues                                     4,854        6,778
                                                       -------      -------

Expenses:
  Cost of goods sold                                     3,130        3,066
  Selling, general and administrative and other          1,387        1,542
                                                       -------      -------
      Total expenses                                     4,517        4,608
                                                       -------      -------

Income before income taxes                                 337        2,170
Provision for income taxes                                  35          123
                                                       -------      -------
Net income                                                 302        2,047

Other comprehensive income:
  Unrealized holding losses on
    securities available-for-sale                     (    189)    (    444)
                                                       -------      -------
Comprehensive income                                   $   113      $ 1,603
                                                       =======      =======

Basic net income per share                             $   .04      $   .25
                                                       =======      =======
Diluted net income per share                           $   .03      $   .23
                                                       =======      =======






          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)





                                                            Six Months Ended
                                                                 June 30,
                                                            -----------------
                                                             1999       1998
                                                            ------     ------
Revenues:
  Sales                                                   $  8,548    $ 11,257
  Net gains (losses) on marketable securities            (       1)        601
  Interest, dividend and other income                          128         195
                                                          --------    --------
           Total revenues                                    8,675      12,053
                                                          --------    --------

Expenses:
  Cost of goods sold                                         5,560       5,586
  Selling, general and administrative and other              2,626       2,740
                                                          --------    --------
           Total expenses                                    8,186       8,326
                                                          --------    --------

Income before income taxes                                     489       3,727
Provision for income taxes                                      43         250
                                                          --------    --------
Net income                                                     446       3,477

Other comprehensive income:
  Unrealized holding losses on
    securities available-for-sale                        (     449)  (     683)
                                                          --------    --------
Comprehensive income (loss)                              ($      3)   $  2,794
                                                          ========    ========

Basic net income per share                                $    .05    $    .42
                                                          ========    ========
Diluted net income per share                              $    .05    $    .38
                                                          ========    ========



          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                             Six Months Ended
                                                                   June 30,
                                                             -----------------
                                                              1999       1998
                                                             ------     ------

Cash flows from operating activities:
      Net income                                           $    446    $  3,477
      Adjustments:
         Depreciation and amortization                          680         261
         Net marketable securities
            transactions                                         21         396
         Gain on sale of securities
            available-for-sale                            (      13)  (     573)
         Change in inventories                            (   3,295)  (   1,505)
         Change in receivables                                  595   (   2,451)
         Change in accounts payable and
            other accruals                                      207       1,994
         Other, net                                       (     155)  (      20)
                                                           --------    --------
         Net cash provided by (used in)
           operating activities                           (   1,514)      1,579
                                                           --------    --------

Cash flows from investing activities:
      Plant and equipment                                 (   1,801)  (   6,891)
      Proceeds from sale of securities
        available-for-sale                                       59       1,401
      Purchase of securities
        available-for-sale                                        -   (     922)
      Loans to affiliates and others                      (      70)  (      60)
      Repayment of loans to affiliates
        and others                                                7         275
      Other, net                                                  -   (     177)
                                                           --------    --------
         Net cash used in investing
           activities                                     (   1,805)  (   6,374)
                                                           --------    --------
Cash flows from financing activities:
      Issuance of common stock                                    -          43
      Term loan borrowings                                    1,857       3,760
      Term loan repayments                                (     389)  (      85)
      Net revolving line of credit borrowings                 1,170         300
                                                           --------    --------
         Net cash provided by financing
           activities                                         2,638       4,018
                                                           --------    --------

Net decrease in cash and cash equivalents                 (     681)  (     777)
Cash and cash equivalents at beginning of period              6,122       8,100
                                                           --------    --------
Cash and cash equivalents at end of period                 $  5,441    $  7,323
                                                           ========    ========

Supplemental disclosure of cash flow information:
      Cash paid for:
        Interest                                           $    271    $     73
                                                           ========    ========
        Taxes                                              $     52    $    292
                                                           ========    ========


          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

1.       General
         -------

         The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries ("Pure World" or the "Company") as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. Prior years' financial statements have been reclassified to conform to the current year's presentation.

         The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.       Marketable Securities
         ---------------------

         At June 30, 1999, marketable securities consisted of the following (in $000's):

                                                        Gross
                                       Historical      Holding      Fair
                                         Cost          Losses       Value
                                       ----------      -------      -----

         Trading securities              $  112        $  59        $  53

         Available-for-sale               1,401          693          708
                                         ------        -----        -----

         Total marketable
           securities                    $1,513        $ 752        $ 761
                                         ======        =====        =====


         All marketable securities were investments in common stock.

3.       Inventories
         -----------

         Inventories are comprised of the following (in $000's):

                 Raw materials                  $ 3,538
                 Work-in-progress                   514
                 Finished goods                   6,115
                                                -------
                   Total inventories            $10,167
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

         In June 1998, Gaia requested that Pure World guarantee an unsecured bank line of $500,000 (the "Gaia Bank Loan"). Because of expansion plans for Pure World's wholly-owned subsidiary, Pure World Botanicals Inc., Pure World declined to issue the guarantee. An individual unaffiliated with Gaia or Pure World agreed to guarantee the Gaia Bank Loan in consideration of a cash fee and the issuance to the individual of 100 shares of Gaia's common stock, representing 5 percent of Gaia's common stock outstanding (the "Guarantee"). The Guarantee is also secured by Gaia stock held by Gaia's Principal Stockholder. Pure World notified Gaia that it wished to exercise its right of first refusal in connection with the Guarantee. Pure World and Gaia reached an understanding that Pure World would decline the right of first refusal if by November 30, 1998 thirty percent of Pure World's interest was purchased for $1,500,000 (leaving five percent of the current Gaia common stock outstanding) and the Pure World Loan was repaid, including any accrued interest (the "Repurchase"). If the Repurchase was not closed by November 30, 1998 ("the Closing Date"), Pure World then would have the right to assume the Guarantee pursuant to the same terms granted the original guarantor, except for the cash fee. If the Repurchase did not close prior to the Closing date, and either before or after the Closing Date, the Guarantee is called by the bank, Pure World would then own, or have the right to own a majority of Gaia's voting stock. The repurchase did not close as of November 30, 1998. The Company continues to monitor its investment.

         Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company and does not publish financial results. The Company is accounting for this investment by the cost method.

5.       Borrowings
         ----------

         Borrowings consisted of the following at June 30, 1999 (in $000's):

            Loans payable to a bank,
                collateralized by certain
                property and equipment, bearing
                annual interest at 8% in
                June 1999 maturing in December 2003                   $2,786

            Loans payable to a bank,  pursuant
                to a $3 million  unsecured line
                of credit bearing annual interest
                at the prime rate, currently 8%,
                maturing in June 2000                                  2,575

            Loan payable to a bank,  pursuant  to a
                $2  million  line of credit collateralized
                by certain equipment bearing interest the
                LIBOR rate plus 2.5%(the  "Initial Rate")
                until October 6, 1999 when it is convertible
                to either the Initial Rate or variable rate
                equal to the yield on five-year U.S. Treasury
                Obligations plus 2.5%, maturing in October 2004,
                interest only payments until October 1999              1,395

            Loan payable to a bank, collateralized
                by certain equipment bearing
                annual interest at 8.75%
                maturing in April 2003                                   241

            Loan payable to a bank, collateralized
                by certain equipment bearing
                annual interest at 8.75% maturing in
                August 2003                                               56

            Loan payable to a bank, collateralized by
                by certain equipment bearing annual
                interest at 8.75% maturing in
                June 2004                                                213

            Leases payable for equipment                                 366


            All other                                                    314
                                                                      ------
                Total borrowings                                       7,946

            Less: Short-term borrowings                                3,598
                                                                      ------
            Long-term debt                                            $4,348
                                                                      ======

         Interest expense was $147,000 and $271,000 for the three and six months ended June 30, 1999, respectively and $66,000 and $73,000 for the same periods in 1998, respectively.

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


                                                     Three Months Ended        Six Months Ended
                                                          June 30,                 June 30,
                                                     ------------------        -----------------
                                                      (Shares in 000's)        (Shares in 000's)
                                                      1999        1998          1999       1998
                                                     -----       -----         ------     ------
       Basic earnings per common share:
         Average shares outstanding for
           basic earnings per share                  8,269         8,269       8,269       8,263
                                                     =====         =====       =====       =====

       Diluted earnings per common share:
         Average shares outstanding for
           basic earnings per share                  8,269         8,269       8,269       8,263

         Dilutive effect of stock options              538           937         640         848
                                                     -----         -----       -----       -----

         Average shares outstanding for
           diluted earnings per share                8,807         9,206       8,909       9,111
                                                     =====         =====       =====       =====


ITEM 2.  Management's Discussion and Analysis of
------   Financial Condition and Results of Operations
         ---------------------------------------------

     This Form 10-QSB contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future periods or performance suggested by these statements.

Liquidity and Capital Resources
-------------------------------

     At June 30, 1999, the Company had cash and cash equivalents of approximately $5.4 million. Cash equivalents of $5.1 million consisted of U.S. Treasury Bills with an original maturity of less than three months and yields ranging between 4.29% and 4.66%. The Company had net working capital of $13.8 million at June 30, 1999. The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

     Net cash of $1.5 million was used by operations for the six months ended June 30, 1999, compared to net cash provided by operations of $1.6 million for the same period in 1998. In 1999, the net use of cash was primarily attributable to an increase in inventories, partially offset by a decrease in receivables, an increase in accounts payable and other accruals and depreciation and amortization. In 1998, net income and the increase in accounts payable and other accruals partially offset by the increase in inventories and receivables accounted for the cash provided by operations.

     Net cash of $1.8 million and $6.4 million was used in investing activities in the six months ended June 30, 1999 and 1998, respectively. In 1999, $1,801,000 was used in connection with plant and equipment purchases which include: $376,000 used for the replacement of underground storage tanks with greater capacity tanks; $350,000 for production expansion; and $1.1 million for various purchases of machinery, furniture and fixtures and computer equipment. In 1998, $6.9 million was used in connection with an expansion program that began in 1997 to upgrade and expand productive capacity and to build a new warehouse facility.

     Cash flows provided by financing activities in the six months ended June 30, 1999 were $2.6 million compared to net cash of $4.0 million provided in the same period in 1998. Increases in notes payable were the primary reason for the cash provided in both periods. For more information, see Note 5 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's operations resulted in net income of $302,000, or $.04 basic earnings per share, for the three months ended June 30, 1999 compared to net income of $2,047,000, or $.25 basic earnings per share, for the comparable period in 1998. Diluted earnings per share was $.03 and $.23 for the three months ended June 30, 1999 and 1998, respectively.

     Net income was $446,000 or $.05 basic earnings per share for the six months ended June 30, 1999 compared to the net income of $3,477,000 or $.42 basic earnings per share for the comparable period in 1998. Diluted earnings per share was $.05 and $.38 for the six months ended June 30, 1999 and 1998, respectively.

     The Company, through its wholly-owned subsidiary, Pure World Botanicals, Inc. had sales of $4.8 million for the quarter ended June 30, 1999, compared to sales of $6.2 million for the comparable quarter of 1998, a decrease of $1.4 million, or 22%. For the six months ended June 30, 1999, sales were $8.5 million compared to sales of $11.3 million for the comparable period in 1998, a decrease of $2.8 million or 24%. The Company believes that excess inventories at all levels of distribution in the dietary supplements industry continue to decrease sales of botanical extracts.

     For the quarters ended June 30, 1999 and 1998, the gross margin (sales less cost of goods sold) was $1.7 million, or 34.8% of sales and $3.1 million, or 50% of sales, respectively. For the six months ended June 30, 1999 and 1998, the gross margin was $3.0 million or 35% of sales and $5.7 million or 50.4% of sales, respectively. The decrease in gross margin was due to the change in the product sales mix and competitive pricing pressures.

     For the three months ended June 30, 1999, net losses on marketable securities were $9,000 compared to net gains of $525,000 for the same period in 1998. For the six month period ended June 30, 1999, the Company recorded net losses on marketable securities of $1,000 compared to net gains of $601,000 for the same period in 1998. In the six months ended June 30, 1999, unrealized losses were $21,000 and realized gains were $20,000. In 1998, substantially all of the gains recorded were realized.

     Interest, dividend and other income was $62,000 and $91,000 for the three months ended June 30, 1999 and 1998, respectively. Interest, dividend and other income was $128,000 for the six month period ended June 30, 1999, compared to $195,000 for the six month period ended June 30, 1998. Interest income was $128,000 during the six month period ended June 30, 1999, a decrease of $62,000 from the $190,000 recorded in the comparable period of 1998. This decrease was due primarily to lower invested balances and lower yields on cash equivalents.

     Selling, general and administrative expenses were $1,387,000 for the three months ended June 30, 1999, a decrease of $155,000 or 10.1% from $1,542,000 for the comparable period in 1998. Selling, general and administrative expenses were $2,626,000 for the six months ended June 30, 1999 compared to $2,740,000 for the comparable period in 1998, a decrease of $114,000 or 4.2%. This decrease was due principally to the following: personnel expenses $221,000; professional fees, consisting of legal, accounting and consulting fees, $41,000; selling expenses of $124,000, partially offset by increased interest expense of $198,000; depreciation expense of $37,000, and all other expenses of $37,000.

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

     Management has determined that the Year 2000 Issue will not pose significant operational problems for its computer systems. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company will utilize external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. The Company anticipates incurring costs of $250,000 to upgrade its management information systems ("MIS") in 1999.

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

PART II - OTHER INFORMATION
-------   -----------------


Item 6. - Exhibits and Reports on Form 8-K
------    --------------------------------

(a)       Exhibits
          --------

          27. Financial Data Schedule for the six months ended June 30, 1999.

(b)       Reports on Form 8-K
          -------------------

          None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PURE WORLD, INC.




Dated: August 12, 1999                    By: /s/ Mark Koscinski
                                          ------------------------------
                                          Mark Koscinski
                                          Senior Vice President and
                                          Principal Accounting Officer