Form 10QSB
period 1999-09-30
PURE WORLD INC
filed 1999-11-12
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 1999
                                         ------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-10566
                                               -------

                                Pure World, Inc.
         --------------------------------------------------------------
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

                                 (908) 234-9220
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                  -----   -----

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 1999, the issuer had 8,268,883 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                                Yes     No  X
                                   ----   ----

PART I  - FINANCIAL INFORMATION
------    ---------------------
Item 1. - Financial Statements
------    --------------------


                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                               September 30,
                                                                   1999
                                                               -------------
ASSETS
Current assets:
      Cash and cash equivalents                                   $ 5,609
      Marketable securities                                           209
      Accounts receivable, net of
        allowance for uncollectible
        accounts and returns and
        allowances of $145                                          2,704
      Inventories, net                                              9,924
      Other                                                           539
                                                                  -------
         Total current assets                                      18,985
Investment in unaffiliated
  natural products company                                          1,510
Plant and equipment, net                                           10,337
Notes receivable from affiliates                                      332
Goodwill, net of accumulated
  amortization of $525                                              1,467
Other assets                                                          698
                                                                  -------
         Total assets                                             $33,329
                                                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                            $   804
      Short-term borrowings                                         3,274
      Accrued expenses and other                                    1,055
                                                                  -------
         Total current liabilities                                  5,133

Long-term debt                                                      4,650
                                                                  -------
         Total liabilities                                          9,783
                                                                  -------
Stockholders' equity:
     Common stock, par value $.01;
      30,000,000 shares authorized;
      8,268,883 shares outstanding                                     83
     Additional paid-in capital                                    43,321
     Accumulated deficit                                         ( 19,858)
                                                                  -------
         Total stockholders' equity                                23,546
                                                                  -------
         Total liabilities and
           stockholders' equity                                   $33,329
                                                                  =======


          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)


                                                         Three Months Ended
                                                            September 30,
                                                         ------------------
                                                         1999          1998
                                                         ----          ----
Revenues:
  Sales                                                $ 3,471       $ 6,405
  Net gains (losses) on marketable
     securities                                       (  1,190)           79
  Interest, dividend and other income                       69           107
                                                       -------       -------
     Total revenues                                      2,350         6,591
                                                       -------       -------
Expenses:
  Cost of goods sold                                     2,928         3,442
  Selling, general and administrative                    1,243         1,555
                                                       -------       -------
     Total expenses                                      4,171         4,997
                                                       -------       -------

Income (loss) before income taxes                     (  1,821)        1,594
Provision (benefit) for income taxes                  (     43)           66
                                                       -------       -------
Net income (loss)                                     (  1,778)        1,528

Other comprehensive income:
  Unrealized holding gains (losses)
    on securities available for sale                       693      (    258)
                                                       -------       -------

Comprehensive income (loss)                           ($ 1,085)      $ 1,270
                                                       =======       =======

Basic net income (loss) per share                     ($   .22)      $   .18
                                                       =======       =======

Diluted net income (loss) per share                   ($   .22)      $   .16
                                                       =======       =======





          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)


                                                          Nine Months Ended
                                                             September 30,
                                                          -----------------
                                                          1999         1998
                                                          ----         ----
Revenues:
  Sales                                                 $ 12,019    $ 17,662
  Net gains (losses) on marketable
     securities                                        (   1,191)        680
  Interest, dividend and other income                        197         302
                                                        --------    --------
     Total revenues                                       11,025      18,644
                                                        --------    --------

Expenses:
  Cost of goods sold                                       8,488       9,028
  Selling, general and administrative                      3,869       4,295
                                                        --------    --------
     Total expenses                                       12,357      13,323
                                                        --------    --------

Income (loss) before income taxes                      (   1,332)      5,321
Provision for income taxes                                     -         316
                                                        --------    --------
Net income (loss)                                      (   1,332)      5,005

Other comprehensive income:
  Unrealized holding gains (losses)
     on securities available for sale                        244   (     941)
                                                        --------    --------

Comprehensive income (loss)                            ($  1,088)   $  4,064
                                                        ========    ========

Basic net income (loss) per share                      ($    .16)   $    .61
                                                        ========    ========

Diluted net income (loss) per share                    ($    .16)   $    .55
                                                        ========    ========


          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                          Nine Months Ended
                                                            September 30,
                                                          -----------------
                                                          1999         1998
                                                          ----         ----
Cash flows from operating activities:
         Net income (loss)                             ($ 1,332)     $ 5,005
         Adjustments:
            Depreciation and amortization                 1,040          555
            Unrealized losses on marketable
               securities                                 1,066           18
            Net marketable securities
               transactions                                 188     (    375)
            Change in inventories                      (  3,052)    (  2,280)
            Change in receivables                         1,152     (  3,315)
            Change in accounts payable and
               other accruals                                12        1,002
            Other, net                                 (    195)    (    123)
                                                        -------      -------
            Net cash provided by (used in)
               operating activities                    (  1,121)         487
                                                        -------      -------
Cash flows from investing activities:
         Purchases of plant and equipment              (  2,007)    (  6,912)
         Proceeds from sale of securities
           available-for-sale                                59        1,743
         Purchase of securities
           available-for-sale                                 -     (  1,600)
         Loans to affiliates and others                (     70)    (     60)
         Repayment of loans to affiliates                    10          278
         Other, net                                           -     (    181)
                                                        -------      -------
            Net cash used in investing
              activities                               (  2,008)    (  6,732)
                                                        -------      -------
Cash flows from financing activities:
         Issuance of common stock                             -           43
         Term loan borrowings                             2,462        3,975
         Term loan repayments                          (    598)    (    319)
         Net revolving line of credit
           borrowings                                       752        1,018
                                                        -------      -------
            Net cash provided by
              financing activities                        2,616        4,717
                                                        -------      -------
Net decrease in cash and cash
     equivalents                                       (    513)    (  1,528)
Cash and cash equivalents at beginning
     of period                                            6,122        8,100
                                                        -------      -------
Cash and cash equivalents at end of
     period                                             $ 5,609      $ 6,572
                                                        =======      =======
Supplemental disclosure for cash
  flow information:
     Cash paid for:
       Interest expense                                 $   381      $   173
                                                        =======      =======

       Taxes                                            $    51      $   396
                                                        =======      =======

          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


1.  General
    -------

     The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries (the "Company" or "Pure World") as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.  Marketable Securities
    ---------------------

     At September 30, 1999, investment securities consisted of the following (in $000's):


                                                  Gross
                                                  Holding        Fair
                                    Cost          Losses         Value
                                    ----          -------        -----
         Marketable
           securities              $ 1,354        $ 1,145       $  209
                                   =======        =======       ======


     All marketable securities are investments in common stock.

     In the quarter ended September 30, 1999, securities previously classified as available-for-sale were reclassified as trading securities. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", approximately $1,136,000 of unrealized holding losses, previously recorded as a separate component of stockholders' equity, were recognized in earnings.

3.  Inventories
    -----------

     At September 30, 1999 inventories were comprised of the following (in $000's):

                 Raw materials                      $ 2,380
                 Work-in-progress                       441
                 Finished goods                       7,103
                                                    -------
                   Total inventories, net           $ 9,924
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

     In June 1998, Gaia requested that Pure World guarantee an unsecured bank line of $500,000 (the "Gaia Bank Loan"). Because of expansion plans for Pure World's wholly-owned subsidiary, Pure World Botanicals, Inc., Pure World declined to issue the guarantee. An individual unaffiliated with Gaia or Pure World agreed to guarantee the Gaia Bank Loan in consideration of a cash fee and the issuance to the individual of 100 shares of Gaia's common stock, representing 5 percent of Gaia's common stock outstanding (the "Guarantee"). The Guarantee is also secured by Gaia stock held by Gaia's Principal Stockholder. Pure World notified Gaia that it wished to exercise its right of first refusal in connection with the Guarantee. Pure World and Gaia reached an understanding that Pure World would decline the right of first refusal if by November 30, 1998 thirty percent of Pure World's interest was purchased for $1,500,000 (leaving five percent of the current Gaia common stock outstanding) and the Pure World Loan was repaid, including any accrued interest (the "Repurchase"). If the Repurchase is not closed by November 30, 1998 ("the Closing Date"), Pure World then would have the right to assume the Guarantee pursuant to the same terms granted the original guarantor, except for the cash fee. If the Repurchase does not close prior to the Closing date, and either before or after the Closing Date, the Guarantee is called by the bank, Pure World would then own, or have the right to own a majority of Gaia's voting stock. The repurchase did not close on November 30, 1998. The Company continues to monitor its investment.

     Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company and does not publish financial results. The Company is accounting for this investment by the cost method.

5.  Plant and Equipment
    -------------------

     At September 30, 1999, plant and equipment consisted of the following (in $000's):


                 Machinery and equipment             $ 9,184
                 Leasehold improvements                1,983
                 Office equipment, furniture
                   and fixtures                        1,553
                 Accumulated depreciation           (  2,383)
                                                     -------
                   Total                             $10,337
                                                     =======

6.  Long-term Debt
    --------------

     Long-term debt consisted of the following at September 30, 1999 (in 000's):

                 Loans payable to a bank,
                    collateralized by certain
                    property and equipment, bearing
                    annual interest at 6.88%,
                    maturing in December 2003                          $2,678

                 Loans payable  to a bank,  pursuant
                    to a $3 million  unsecured line of
                    credit  bearing  annual interest
                    at the prime rate, currently at 8.25%
                    maturing in June 2000                               2,157

                 Loan payable to a bank, collateralized
                    by certain equipment bearing interest
                    at 7.94%, maturing in October 2004                  2,000

                 Loan payable to a bank, collateralized
                    by certain equipment bearing annual
                    interest at 8.75% maturing in
                    April 2003                                            227

                 Loan payable to a bank, collateralized
                    by certain equipment bearing annual
                    interest at 8.75% maturing in
                    August 2003                                            53

                 Loan payable to a bank, collateralized
                    by certain equipment bearing annual
                    interest at 8.25% maturing in June 2004               205

                 Leases payable for equipment                             373

                 All other                                                231
                                                                       ------
                          Total borrowings                              7,924


                 Less: Short-term borrowings                            3,274
                                                                       ------
                 Long-term debt                                        $4,650
                                                                       ======

     Interest expense was $110,000 and $381,000 for the three and nine months ended September 30, 1999, respectively and $100,000 and $173,000 for the same periods in 1998, respectively.

7.  Net Income Per Share
    --------------------

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

     The shares used for basic earnings per share and diluted earnings per share are reconciled below (in 000's). All share and per share information has been restated to reflect a 10% stock dividend declared on November 17, 1998, to stockholders of record on January 7, 1999, distributed on January 15, 1999.


                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                   ------------------       -----------------
                                   1999          1998       1999         1998
                                   ----          ----       ----         ----

  Average shares
     outstanding for
     basic earnings
     per share                    8,269          8,269     8,269        8,265

  Dilutive effect of
     stock options                    -            890         -          893
                                  -----          -----     -----        -----
  Average shares
     outstanding for
     diluted earnings
     per share                    8,269          9,159     8,269        9,158
                                  =====          =====     =====        =====

Item 2.  Management's Discussion and Analysis of
------   Financial Condition and Results of Operations
         ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

     The following discussion and analysis should be read in conjunction with Pure World, Inc.'s ("Pure World" or the "Company") 1998 Annual Report on Form 10-KSB as well as the Company's financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statements is based.

     At September 30, 1999, the Company had cash and cash equivalents of approximately $5.6 million. Cash equivalents of $4.9 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 4.49% and 4.93%. The Company had net working capital of $13.9 million at September 30, 1999. The Company has an unsecured line of credit of $3 million bearing a rate of 8.25%. At September 30, 1999, $843,000 was available in connection with this line of credit. Management believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

     Net cash of $1.1 million was used by operations and net cash of $487,000 was provided by operations for the nine months ended September 30, 1999 and 1998, respectively. In 1999, the net use of cash was primarily attributable to the net loss of $1.3 million and an increase in inventories, partially offset by a decrease in receivables, unrealized losses on marketable securities, net marketable securities transactions and depreciation and amortization. In 1998, net income and the increase in accounts payable and other accrued expenses partially offset by the increase in inventories and receivables accounted for the cash provided by operations.

     Net cash of $2 million and $6.7 million was used in investing activities for the nine months ended September 30, 1999 and 1998, respectively. In 1999, $2,007,000 was used in connection with plant and equipment purchases which include: $376,000 used for the replacement of underground storage tanks with greater capacity tanks; $350,000 for production expansion; and $1,281,000 for various purchases of machinery, furniture and fixtures, computer equipment and other capital items. In 1998, $6.9 million was used principally in connection with an expansion program that began in 1997 to upgrade and expand productive capacity and to build a new warehouse facility.

     Cash flows provided by financing activities in the nine months ended September 30, 1999 and 1998 were $2.6 million and $4.7 million, respectively. Increases in notes payable were the primary reason for the cash provided in both periods. For more information, see Note 6 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's operations resulted in a net loss of $1,778,000, or $.22 basic loss per share, for the three months ended September 30, 1999 compared to net income of $1,528,000, or $.18 basic earnings per share, for the comparable period in 1998. The net loss was $1,332,000, or $.16 basic loss per share for the nine months ended September 30, 1999, compared to net income of $5,005,000, or $.61 basic earnings per share, for the comparable period in 1998. Diluted earnings (loss) per share were ($.22) and $.16 for the quarters ended September 30, 1999 and 1998, respectively and ($.16) and $.55 for the nine months ended September 30, 1999 and 1998, respectively.

     The Company, through its wholly-owned subsidiary, Pure World Botanicals, Inc. had sales of $3.5 million for the quarter ended September 30, 1999, compared to sales of $6.4 million for the comparable quarter of 1998, a decrease of $2.9 million, or 45%. For the nine months ended September 30, 1999, sales were $12 million compared to $17.7 million for the comparable period in 1998, a decrease of $5.7 million, or 32%. The Company believes that excess inventories at all levels of distribution in the dietary supplements industry continue to decrease the sales of botanical extracts.

     For the quarters ended September 30, 1999 and 1998, the gross margin (sales less cost of goods sold) was $543,000, or 16% of sales and $3 million, or 46% of sales, respectively. For the nine months ended September 30, 1999 and 1998, the gross margin was $3.5 million or 29% of sales and $8.6 million or 49% of sales, respectively. The gross profit was negatively affected due to the change in the product sales mix, competitive pricing pressures, and inventory write-downs.

     For the three and nine months ended September 30, 1999, the Company recorded net losses on marketable securities of $1,190,000 and $1,191,000, respectively, compared to net gains on marketable securities of $79,000 and $680,000 for the same periods in 1998. Substantially all of the losses recorded in 1999 were unrealized and substantially all of the gains recorded in 1998 were realized. The decrease in net gains on marketable securities from 1999 to 1998 was primarily due to the reclassification of securities available-for-sale to trading securities, and marking them to current value. In the quarter ended September 30, 1999, securities previously classified as available-for-sale were reclassified as trading securities. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", $1.1 million of unrealized holding losses, previously recorded as a separate component of stockholders equity, were recognized in earnings. (For more information on Marketable Securities, see Note 2 of Notes to Consolidated Financial Statements.)

     Interest, dividend and other income was $69,000 and $197,000 for the three and nine months ended September 30, 1999, respectively, compared to $107,000 and $302,000 for the three and nine months ended September 30, 1998. Interest income was $193,000 during the nine month period ended September 30, 1999, a decrease of $83,000 from the $276,000 recorded in the comparable period of 1998. This decrease was due primarily to lower invested balances as working capital was used for the plant expansion project previously discussed combined with lower yields on cash equivalents.

     Selling, general and administrative expenses were $1,243,000 for the three months ended September 30, 1999, a decrease of $312,000 or 20% from $1,555,000 for the comparable period in 1998. Selling, general and administrative expenses were $3,869,000 for the nine months ended September 30, 1999 compared to $4,295,000 for the comparable period in 1998, a decrease of $426,000 or 10%. This decrease was due principally to the following: lower personnel expenses of $326,000 and lower selling expenses of $354,000, partially offset by increased interest expense of $208,000 and an increase in depreciation expense of $50,000.

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

     Management has determined that the Year 2000 Issue will not pose significant operational problems for its computer systems. There can be no guarantee that the systems of other companies on which the Company's system rely will be timely converted and would not have an adverse effect on the Company's systems. The Company utilized external resources to replace and test its software for Year 2000 modifications. The Company completed the Year 2000 project, incurring costs of approximately $250,000 to upgrade its management information system.

PART II - OTHER INFORMATION
-------   -----------------
Item 4. - Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on September 28, 1999. All nominees to the Company's Board of Directors were elected.

     The following is a vote tabulation for all nominees:

                                                 For            Withheld
                                              ---------         ---------

            Paul O. Koether                   7,678,986          101,060
            Mark W. Jaindl                    7,679,012          101,034
            William Mahomes, Jr.              7,679,452          100,594
            Alfredo Mena                      7,679,012          101,034


Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)     Exhibits
        --------

        27.     Financial Data Schedule for the nine months ended  September 30,
                1999.

(b)     Reports on Form 8-K
        -------------------

        No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PURE WORLD, INC.




Dated: November 12, 1999                        By: /s/ Mark Koscinski
                                                    ----------------------------
                                                    Mark Koscinski
                                                    Senior Vice President and
                                                    Principal Accounting Officer