Form 10KSB
period 1999-12-31
PURE WORLD INC
filed 2000-03-29
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
         For the fiscal year ended December 31, 1999

[ ]      Transition  Report  Under  Section  13  or   15(d)  of  the  Securities
         Exchange Act of 1934 For the transition period from _________________ to _________________.

                         Commission file number 0-10566
                                                -------

                                PURE WORLD, INC.
                                -----------------
                 (Name of small business issuer in its charter)

          Delaware                                                 95-3419191
------------------------------                                   --------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
           -----------------------------------------------------------
             (Address of principal executive offices with Zip Code)

          Issuer's telephone number, including area code (908) 234-9220
                                                         ---------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                  ----     ----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenues for the fiscal year ended December 31, 1999 were approximately $14.8 million.

         At February 29, 2000, there were 8,268,883 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of such stock on such date as reported by NASDAQ, was approximately $20 million.

         Transitional Small Business Disclosure Format  Yes      No   X
                                                            ---      ---

                                     PART I

Item 1. - DESCRIPTION OF BUSINESS
------    -----------------------

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

Manufacturing Facility (the "Facility")
--------------------------------------

     The Company believes it has the largest botanical extraction facility in North America. Situated on 4.5 acres, the 138,000 square foot Facility contains custom designed stainless steel equipment including milling equipment; percolators; vacuum stills; filters; automatic extractors; ribbon blenders; homogenizers; and high capacity spray, fluid bed and vacuum dryers. The Company's spray dryers have an annual capacity of over 8,000,000 pounds and produce free-flowing powders for tableting, encapsulation or dissolution in liquids.

     During 1998, the Company built a new 13,000 square foot warehouse facility and substantially expanded and upgraded its plant facilities.

Powdered Herb Facility
----------------------

     In March 2000, the Company substantially completed its renovation of its Teterboro, New Jersey facility from a warehouse for raw materials to a botanical powdering facility. Botanical powders are milled or crushed from crude botanicals and then used in tablets or capsules. The Company believes that botanical powders are an essential complement to its line of botanical extracts. Although botanical extracts are considered to be the expanding segment of nutraceuticals, many products still consist wholly or partially of botanical powders. The total investment in the new facility is approximately $1 million.

Quality Control in Manufacturing
--------------------------------

     In its registered Food and Drug Administration ("FDA") facility, Pure World Botanicals is authorized to manufacture The United States Pharmacopeia ("U.S.P.") and pharmaceutical grade products such as, among others, casanthranol (a further processed product of the bark of the Cascara tree used in natural laxatives) and benzoin (used as an aromatic and local antiseptic and skin protectant). The Pure World Botanicals Facility is kosher certified and operates under current Good Manufacturing Practices ("cGMP's") to assure consistent high quality in the manufacture of its products. The Pure World Botanicals Facility is routinely inspected by the FDA. The facility and manufacturing process also routinely undergo audits by customers, which include pharmaceutical and large consumer product firms. To the best of its information, the Pure World
Botanicals Facility has never failed an audit. In 1999, the Pure World Botanicals Facility received organic processing certification.

Laboratory
----------

     The Pure World Botanicals Facility contains six laboratories: quality control; research and development; analytical instrumentation; flavor; cosmetic; and microbiology. The microbiology laboratory evaluates finished products for microbiological purity. The quality control laboratory is devoted to the physical and chemical analysis of products measured against Pure World Botanicals' customer and compendial specifications. The analytical instrumentation laboratory and the purification laboratory are equipped with state-of-the-art equipment including a Multi-state Mass Spectrometer (LC/Ms/Ms) on line with numerous High Performance Liquid Chromatographs (HPLC), Gas Chromatographs (GC) and a 400 megahertz Nuclear Magnetic Resonance (NMR) Instrument. Thin Layer Chromatography (TLC), Infrared Spectroscopy (IR) and Ultra-violet Spectrophotometry (UV) are also routinely used in research and development.

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

Raw Materials
-------------

     The Company buys its raw materials from a variety of growers, collectors and brokers. Generally, the Company has not experienced any shortage of raw materials that has affected its business other than an occasional increase in price. The demand for botanical products has experienced exponential growth in recent years and the demand pressure for some products could outstrip the capacity of the suppliers. The Company's standardized products have guaranteed potency, meaning that the products contain a stipulated amount of active ingredients. The Company believes that for the most part, it can acquire sufficient materials for its standardized line and that its inventory can be replaced without significant cost increase, however botanicals are subject to substantial variations due to weather, unexpected increase in demand, ground conditions and political problems in the source country and therefore supply will always be somewhat unpredictable and an occasional short fall can be expected. The Company has in place, in most instances, multiple geographic sources of raw material to minimize this potential problem. Also, the quality of botanicals varies from season to season and year to year, which can impose a limitation on the ability to produce standardized products and which can result in substantial price changes. During the past year, the Company had only one long-term supply contract for St. Johns Wort.

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

     The Company has considerable proprietary technology used in its manufacturing processes, quality control and research and development and the loss or misappropriation of its technology would injure the Company. The Company has six registered trademarks and numerous pending trademarks which it uses to differentiate its technology and products and it protects its proprietary technology by confidentiality agreements with employees and prospective customers and other contractees.

     Pure World Botanicals is a member in good standing of the Institute of Food Technologies, the Cosmetic Toiletries and Fragrance Association, the American Herbal Products Association, the National Nutritional Foods Association, the
American Botanical Council, the American Society of Pharmacognosy, and the American Society for Microbiology. The Pure World Botanicals Facility is certified by the FDA for food, pharmaceutical and cosmetic ingredient production and has kosher-product and organic certification.

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

     The FDA has publicly stated its concern that any claims about the efficacy of supplements receive prior approval by that agency. The FDA has published regulations about making claims and will adopt good manufacturing procedures ("cGMP's") for the manufacture of nutraceuticals. The Company believes that its cGMPs are at least as stringent as any that the FDA is considering.

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

     In 1997, the Company opened a new laboratory devoted to the development of Purified Products. Although the Company maintains its commitment to the extraction of the whole plant, there are active ingredients which can be produced at efficacious levels only through a process of purification. Examples are gingko-biloba and milk thistle. Often, cosmetic companies prefer that botanicals be purified prior to use primarily to eliminate odor and color. The Company anticipates the first meaningful revenues from Purified Products in 2000.

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

Employees
---------

     At February 29, 2000, the Company had 99 full-time employees, 93 of whom were employed by Pure World Botanicals.

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

Item 2. - DESCRIPTION OF PROPERTY
------    -----------------------

     On February 1, 1999, the Company entered into a five-year lease agreement with an affiliate for 1,700 square feet of office space at a monthly rate of approximately $3,600.

     Pure World Botanicals leases a 138,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation owned by the former owners of Pure World Botanicals for $20,000 per month, net, plus one percent of the gross revenues of Pure World Botanicals up to an additional $200,000 per annum. At December 31, 1999, the lease had a term of five years and expires in December 2004 with renewable options for ten additional years. In March 2000, the lease agreement was amended to provide for two additional ten-year renewal options at base rates up to $22,898 per month. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories; manufacturing space of 70,000 square feet; and warehousing space of 38,000 square feet.

     Pure World Botanicals also leases a facility in Teterboro, New Jersey from an unrelated party for approximately $11,000 per month which until March of 2000 was used exclusively for storage of raw materials. In March 2000, the Company substantially completed renovation of this facility, converting it into a botanical powdering facility. Botanical powders result from milling or crushing crude botanicals. The powders are then used in tablets or capsules. The Company believes that botanical powders are an essential complement to its line of botanical extracts. Although botanical extracts are considered to be the expanding segment of nutraceuticals, many products still consist wholly or partly of botanical powders. The total investment in the new facility is approximately $1 million.

Item 3. - LEGAL PROCEEDINGS
------    -----------------

     The Company is involved from time to time in various lawsuits that arise in the course of its business.

     In late 1997, Pure World Botanicals hired Turnkey Solutions, Inc. ("Turnkey") to perform work and services in connection with the expansion of the Pure World Botanicals Facility. In September 1998, Turnkey filed construction liens against Pure World Botanicals, totaling approximately $140,000, and it has demanded that Pure World Botanicals pay certain outstanding invoices, totaling in excess of $1.3 million. In October 1998, Pure World Botanicals filed an action in the Superior Court of New Jersey, Law Division, Bergen County, alleging that Turnkey has breached its contract, among other things, in connection with work and services incident to the expansion of the Pure World Botanicals Facility. In the action, Pure World Botanicals seeks damages in excess of $1 million. Turnkey has filed an answer denying the material allegations of the complaint, and has commenced a third party action against Malcolm Black Associates, Inc., and Raven Industries, Inc., suppliers of certain equipment used in the expansion of the Pure World Botanicals Facility.

     In  January  1999,  Turnkey  filed an action in the  Superior  Court of New
Jersey, Law Division, Bergen County, alleging that Pure World Botanicals breached its contract and agreement to pay for work and services provided by Turnkey incident to the expansion of the Pure World Botanicals Facility. In the action, Turnkey seeks damages from Pure World Botanicals in excess of $1.3 million. In the same lawsuit, Turnkey has sued Pure World and an officer of Pure World for tortious interference with contract and prospective economic relations between Turnkey and Pure World Botanicals, without specifying the amount of damages alleged. Turnkey has also sued IVM Corporation, the landlord of the Pure World Botanicals Facility, on the construction liens, in the amount of $147,000. The defendants filed a motion to dismiss the complaint, which was denied. Discovery has been exchanged and depositions are being conducted at this time. No trial date has been set for this matter. No assurance can be given that Pure World Botanicals, Pure World, the officer or IVM Corporation will be successful in these litigations. Management intends to vigorously contest these lawsuits.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          None.

                                     PART II
                                     -------

Item 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   --------------------------------------------------------

     At February 29, 2000, the Company had approximately 2,400 stockholders of record. The Company's common stock currently trades on the NASDAQ/National Market System under the symbol "PURW". On February 29, 2000 the closing price per share of the common stock was $3.9688.

     The following table sets forth the high and low closing prices for the common stock for the periods indicated, as reported by NASDAQ on the National Market System.


                                              High                Low
         Calendar Quarter Ended:              ----                ---

         1999
         ----

                  March 31                 $ 9.4375            $ 4.1875
                  June 30                    5.0625              4.0625
                  September 30               5.71875             2.6875
                  December 31                3.5                 2.4062

         1998
         ----

                  March 31                 $11.3125            $ 5.1875
                  June 30                   16.9375             10.625
                  September 30              16.0625              5.5
                  December 31                8.875               5


     The Company has not declared or paid any cash dividends on its common stock in 1999 or 1998 and does not foresee doing so in the immediate future. However, on November 17, 1998, the Company declared a 10% stock dividend to stockholders of record on January 7, 1999, distributed on January 15, 1999. All per share information included above and elsewhere in this document has been adjusted for this dividend.

Item 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
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

Liquidity and Capital Resources
-------------------------------

     At December 31, 1999, the Company had cash and cash equivalents of $5.6 million. Cash equivalents consisted of U.S. Treasury Bills with original maturities of less than three months and yields ranging from 4.856% to 5.475%. The Company also had marketable securities with a market value of approximately $153,000 at December 31, 1999. Marketable securities consisted of trading securities as defined under generally accepted accounting principles. See Notes 1 and 2 of Notes to Consolidated Financial Statements for additional information. Net working capital was approximately $13 million at December 31, 1999. The management of the Company believes that its financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

     Net cash of $1,450,000 was used by operations in 1999. The use of cash caused by the net loss of $2,141,000, combined with the increase in inventory of $3,908,000, partially offset by depreciation and amortization of $1,407,000, unrealized losses on marketable securities of $812,000 and the decrease in receivables of $1,404,000 were the primary reasons for the net use of cash.

     In 1998, net cash of $550,000 was provided by operations. Operating cash flows generated by net income of $5,688,000 and depreciation and amortization of $869,000 were substantially offset by increases in inventory of $3,245,000 and receivables of $2,717,000.

     In 1999, net cash used in investing activities was approximately $2.3 million. Plant and equipment purchases were approximately $2.3 million in 1999 and include $376,000 used for the replacement of underground storage tanks with greater capacity tanks; $350,000 used for production expansion and $1,619,000 used for various purchases of machinery, furniture and fixtures, computer equipment and other capital items.

     In 1998, net cash used in investing activities was approximately $7.6 million. Plant and equipment purchases were approximately $7.8 million in 1998. The Company completed an expansion program to upgrade and expand its productive capacity to build a new warehouse facility in 1998. Also, in 1998, proceeds from the sale of securities available-for-sale provided $1.8 million which was partially offset by the purchase of securities available-for-sale of $1.6 million.

     Cash provided by financing activities in 1999 was approximately $3.3 million, due primarily to a net increase in borrowings of $3.3 million. For additional information on the terms of the Company's borrowings, see Note 6 of Notes to Consolidated Financial Statements. In 1998 cash provided by financing activities was approximately $5 million, due primarily to the increase in borrowings.

     In February 1994, the Company announced a plan to purchase up to two million shares of the Company's common stock and in September 1998, the Company announced a plan to purchase up to three hundred thousand shares of the Company's common stock, subject to market conditions and other considerations as determined by the Board of Directors (the "Repurchase Plans"). As of December 31, 1999, 696,960 shares had been acquired under the Repurchase Plans for an aggregate cost of approximately $1,164,000. The Company repurchased 26 shares in 1999 for an aggregate cost of approximately $100. In 1998, 95 shares were repurchased for an aggregate cost of approximately $700. All shares repurchased in 1999 and 1998 have been canceled and returned to the status of authorized but unissued shares.

Results of Operations
---------------------

     The Company's consolidated operations resulted in a net loss of $2,141,000, or basic loss per share of ($.26), in 1999 compared to net income of $5,688,000, or basic earnings per share of $.69 in 1998. Diluted earnings (loss) per share was ($.26) and $.62 in 1999 and 1998, respectively. Earnings per share figures have been adjusted to reflect a 10% stock dividend declared on November 17, 1998 to stockholders of record on January 7, 1999 and distributed on January 15, 1999.

     The Company had sales in 1999 of approximately $15,779,000, a decrease of approximately $7,268,000 or 32% from 1998 sales of $23,047,000. Cost of goods sold was $11,654,000 and gross margin was $4,125,000 in 1999, compared to cost of goods sold of $12,233,000 and gross margin of $10,814,000 in 1998. Gross margin as a percentage of sales was 26.1% and 46.9% in 1999 and 1998, respectively. The decrease in sales and gross margin was principally due to the reduction in sales of botanical products throughout the industry. Gross margin decreased as the Company experienced price pressure on its standardized products in 1999. Sales for the first quarter of 2000 have improved materially from 1999 and sales and earnings for the first quarter of 2000 are expected to be significantly better than the comparable quarter of 1999. One customer accounted for more than 10% of sales for the 1999 fiscal year. In 1998, three customers each accounted for more than 10% of sales.

     In 1999, the Company recorded net losses on marketable securities of $1,204,000, compared to net gains of $606,000 in 1998. Substantially all of the losses recorded in 1999 were unrealized and substantially all of the gains recorded in 1998 were realized gains. The primary reason for the net losses in 1999 was the reclassification of securities available-for-sale to trading securities and marking them to current value. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", $1.1 million of unrealized holding losses, which had previously been recorded as a separate component of stockholders' equity, were recognized in earnings. See Note 2 of Notes to Consolidated Financial Statements for additional information.

     Interest, dividends and other income was $260,000 in 1999 compared to $374,000 in 1998. Interest income was $255,000 and $348,000 in 1999 and 1998 respectively, a decrease of $93,000 or 26.7%. This decrease was due principally to lower invested balances in 1999.

     General and administrative expenses (consisting of personnel, professional and all other expenses) were $5,305,000 in 1999, compared to $5,790,000 in 1998, a decrease of $485,000 or approximately 8.4%. Personnel expenses were $2,287,000 in 1999, a decrease of $308,000, or 11.9%, from $2,595,000 in 1998. The principal reasons for the decrease were lower commission and bonus payments related to the decrease in sales. Professional fees consisting of legal, accounting and consulting fees, were $409,000 in 1999, a decrease of $58,000, or 12.4%, from the 1998 professional fees of $467,000. Other general and administrative expenses were $2,609,000 in 1999, a decrease of $119,000 or 4.4% from $2,728,000 in 1998. Decreased sales expense partially offset by increased interest expense, was the primary reason for the decrease.

New Accounting Standards
------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133, an Amendment of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not expect adoption of SFAS No. 133 to have a material effect on the Company's financial condition, results of operations or liquidity.

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

     The Company has not experienced significant Year 2000 issues subsequent to 1999's fiscal year end. Although the Company believes it has taken the appropriate steps to address Year 2000 readiness, there is no guarantee that the Company's efforts will prevent a material adverse impact on the results of operations and financial condition.

Item 7. - FINANCIAL STATEMENTS
------    --------------------

         The financial statements filed with this item are listed below:

         Independent Auditors' Report

         Consolidated Financial Statements:

             Consolidated Balance Sheet as of December 31, 1999

             Consolidated Statements of Operations and Comprehensive Income for the Years ended December 31, 1999 and 1998

             Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1999 and 1998

             Consolidated Statements of Cash Flows for the Years ended December 31, 1999 and 1998

             Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Pure World, Inc.:

We have audited the accompanying consolidated balance sheet of Pure World, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pure World, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 28, 2000

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999
                                   (in $000's)

ASSETS

Current Assets:
   Cash and cash equivalents                                      $ 5,598
   Marketable securities                                              153
   Accounts receivable, net of allowance for
      uncollectible accounts and returns and
      allowances of $149                                            2,452
   Inventories                                                     10,780
   Other                                                              501
                                                                  -------
      Total current assets                                         19,484
Investment in unaffiliated natural products company                 1,510
Plant and equipment, net                                           10,344
Notes receivable from affiliates                                      331
Goodwill, net of accumulated amortization of $560                   1,431
Other assets                                                          667
                                                                  -------
      Total assets                                                $33,767
                                                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                               $ 1,380
   Short-term borrowings                                            4,138
   Accrued expenses and other                                       1,073
                                                                  -------
      Total current liabilities                                     6,591
Long-term debt                                                      4,439
                                                                  -------
      Total liabilities                                            11,030
                                                                  -------

Commitments and Contingencies (Notes 10 and 11)

Stockholders' equity:
Common stock, par value $.01;
   30,000,000 shares authorized;
   8,268,883 shares issued and outstanding                             83
Additional paid-in capital                                         43,321
Accumulated deficit                                              ( 20,667)
                                                                  -------
      Total stockholders' equity                                   22,737
                                                                  -------
      Total liabilities and stockholders' equity                  $33,767
                                                                  =======




          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       (in $000's, except per share data)




                                                    Year Ended December 31,
                                                    -----------------------
                                                     1999             1998
                                                    ------           ------

Revenues:
   Sales                                           $15,779          $23,047
   Net gains (losses) on marketable
      securities                                  (  1,204)             606
   Interest, dividend and other income                 260              374
                                                   -------          -------
       Total revenues                               14,835           24,027
                                                   -------          -------

Expenses:
   Cost of goods sold                               11,654           12,233
   Selling, general and administrative               5,305            5,790
                                                   -------          -------
      Total expenses                                16,959           18,023
                                                   -------          -------

Income (loss) before income taxes                 (  2,124)           6,004
Provision for income taxes                              17              316
                                                   -------          -------

Net income (loss)                                 (  2,141)           5,688

Other comprehensive income (loss):

Unrealized holding gains (losses)
   on securities available-for-sale                    244         (    876)
                                                   -------          -------
Comprehensive income (loss)                       ($ 1,897)         $ 4,812
                                                   =======          =======


Basic net income (loss) per share                 ($   .26)         $   .69
                                                   =======          =======
Diluted net income (loss) per share               ($   .26)         $   .62
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



                                                       PURE WORLD, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                    (in 000's)

                                                                                                                        Total
                                                                    Additional                    Accumulated Other     Stock-
                                    Total Shares       Common        Paid-In       Accumulated      Comprehensive       holders'
                                    Outstanding        Stock         Capital         Deficit        Income (Loss)       Equity
                                    -----------        -----         -------      ------------    -----------------    ---------
Balance, January 1, 1998
 as restated for stock dividend       8,256            $ 83          $43,279        ($24,214)            $632           $19,780

Change in net unrealized holding
 gains/losses on securities
 available-for-sale                       -               -                -               -            ( 876)         (    876)

Net income                                -               -                -           5,688                -             5,688

Issuance of common stock                 13               -               43               -                -                43

Repurchase and cancellation
 of common stock                          -               -         (      1)              -                -          (      1)
                                      -----            ----          -------         -------             ----           -------

Balance, December 31, 1998            8,269              83           43,321        ( 18,526)           ( 244)           24,634

Change in net unrealized holding
 gains/losses on securities
 available-for-sale                       -               -                -               -              244               244

Net loss                                  -               -                -        (  2,141)               -          (  2,141)
                                      -----            ----          -------         -------             ----           -------


Balance, December 31, 1999            8,269            $ 83          $43,321        ($20,667)            $  -           $22,737
                                      =====            ====          =======         =======             ====           =======






                                      See  accompanying   notes  to  consolidated financial statements.


                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in $000's)

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1999             1998
                                                        ------           ------
Cash flows from operating activities:

  Net income (loss)                                   ($ 2,141)         $ 5,688
  Adjustments:
      Depreciation and amortization                      1,407              869
      Unrealized losses on marketable securities           812               83
      Net marketable securities transactions               510              305
      Gain on sale of securities
        available-for-sale                            (     13)        (    621)
      Change in inventories                           (  3,908)        (  3,245)
      Change in receivables                              1,404         (  2,717)
      Change in accounts payable and other
        accruals                                           606              452
      Other, net                                      (    127)        (    264)
                                                       -------          -------
      Net cash provided by (used in)
       operating activities                           (  1,450)             550
                                                       -------          -------

Cash flows from investing activities:

  Purchase of plant and equipment                     (  2,345)        (  7,789)
  Proceeds from sale of securities
   available-for-sale                                       59            1,793
  Purchase of securities available-for-sale                  -         (  1,600)
  Loans to affiliates and others                      (     70)        (     60)
  Repayments of loans to affiliates                         12              283
  Other, net                                                 -         (    202)
                                                       -------          -------
      Net cash used in investing activities           (  2,344)        (  7,575)
                                                       -------          -------

Cash flows from financing activities:

   Repurchase of common stock                                -         (      1)
   Issuance of common stock                                  -               43
   Term loan borrowings                                  2,631            3,996
   Term loan repayments                               (    871)        (    396)
   Net revolving line of credit borrowings               1,510            1,405
                                                       -------          -------
      Net cash provided by financing activities          3,270            5,047
                                                       -------          -------

Net decrease in cash and cash equivalents             (    524)        (  1,978)
Cash and cash equivalents at beginning of year           6,122            8,100
                                                       -------          -------
Cash and cash equivalents at end of year               $ 5,598          $ 6,122
                                                       =======          =======


Supplemental disclosure of cash flow information:

Cash paid for:
 Interest                                              $   548          $   278
                                                       =======          =======
 Taxes                                                 $    51          $   549
                                                       =======          =======


          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


1.        Summary of Significant Accounting Policies
          ------------------------------------------

          Basis of Consolidation
          ----------------------

               The consolidated financial statements include the accounts of Pure World, Inc. (the "Company" or "Pure World") and its wholly-owned subsidiary, Pure World Botanicals, Inc., ("Pure World Botanicals") after elimination of all material intercompany accounts and transactions. The Company, through Pure World Botanicals, manufactures natural products for the nutraceutical, flavor and cosmetic industries.

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

                     Years Ended December 31, 1999 and 1998


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

          Plant and Equipment
          -------------------

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

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998

          Goodwill
          --------

               Goodwill is being amortized using the straight-line method over a fifteen-year period.

          Fair Value of Financial Instruments
          -----------------------------------

               The carrying amounts reported in the balance sheet for cash and cash equivalents, investments, accounts receivable, long-term debt and payables approximate their fair value.

               The Company does not hold or issue financial instruments for trading purposes. Amounts to be paid or received under interest rate swap agreements are recognized as increases or reductions in interest expense in the period in which they accrue.

               The fair value of the Company's debt approximates their carrying values due to the variable interest-rate feature of the instruments. The fair value of the Company's interest rate swaps at December 31, 1999 was insignificant.

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

                     Years Ended December 31, 1999 and 1998

               The shares used for basic earnings per common share and diluted earnings per common share are reconciled below. All share and per share information has been restated to reflect a 10% stock dividend declared on November 17, 1998, to stockholders of record on January 7, 1999, distributed on January 15, 1999.

                                                           (Shares in Thousands)
                                                             1999         1998
                                                             ----         ----
            Basic earnings per common share:
              Average shares outstanding for basic
                earnings per share                           8,269        8,266
                                                             =====        =====

            Diluted earnings per common share:
              Average shares outstanding for basic
                earnings per share                           8,269        8,266

              Dilutive effect of stock options                   -          868
                                                             -----        -----

              Average shares outstanding for diluted
                earnings per share                           8,269        9,134
                                                             =====        =====


          Major Customers
          ---------------

               One customer accounted for more than 10% of sales for the 1999 fiscal year. In 1998, each of three customers accounted for more than 10% of sales.

          New Accounting Standards
          ------------------------

               In June 1998, the Financial Accounting Standards Board Statement No. 133 ("FASB No. 133"), Accounting for Derivative Instruments and Hedging Activities was issued. FASB No.133 established requirements which provide for recognition and measurement of derivative instruments and hedging activities. This standard will be effective for the Company in 2000. The Company does not believe that FASB No. 133 will have a material effect on the Company's financial condition or results of operations.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


2.        Investment Securities
          ---------------------

               At December 31, 1999, securities consisted of the following (in $000's):

                                                            Gross
                                                Cost       Holding      Fair
                                                Basis      Losses       Value
                                              --------    ---------    -------

                   Marketable securities      $  1,044     $   891      $  153
                                              ========     =======      ======


               All investment securities are investments in common stock.

               Realized losses of $392,000, as well as unrealized losses of $812,000 were included in the results of operations for the year ended December 31, 1999.

               In 1998, realized gains and losses of $752,000 and $63,000, respectively, as well as net unrealized losses of $83,000 were included in the results of operations.

3.        Inventories
          -----------

               Inventories are comprised of the following (in $000's):

                           Raw materials                   $ 2,083
                           Work-in-process                     490
                           Finished goods                    8,207
                                                           -------
                            Total inventories              $10,780
                                                           =======


4.        Plant and Equipment
          -------------------

               At December 31, 1999, plant and equipment consisted of the following (in $000's):


                    Machinery and equipment                $ 9,516
                    Leasehold improvements                   1,986
                    Office equipment, furniture
                      and fixtures                           1,555
                    Accumulated depreciation              (  2,713)
                                                           -------
                      Total                                $10,344
                                                           =======

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


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

               In June 1998, Gaia requested that Pure World guarantee an unsecured bank line of $500,000 (the "Gaia Bank Loan"). Because of expansion plans for Pure World Botanicals, Pure World declined to issue the guarantee. An individual unaffiliated with Gaia or Pure World agreed to guarantee the Gaia Bank Loan in consideration of a cash fee and the issuance to the individual of 100 shares of Gaia's common stock, representing 5 percent of Gaia's common stock outstanding (the "Guarantee"). The Guarantee is also secured by Gaia stock held by Gaia's Principal Stockholder. Pure World notified Gaia that it wished to exercise its right of first refusal in connection with the Guarantee. Pure World and Gaia reached an understanding that Pure World would decline the right of first refusal if by November 30, 1998 thirty percent of Pure World's interest was purchased for $1,500,000 (leaving five percent of the current Gaia common stock outstanding) and the Pure World Loan was repaid, including any accrued interest (the "Repurchase"). If the Repurchase was not closed by November 30, 1998 ("the Closing Date"), Pure World then would have the right to assume the Guarantee pursuant to the same terms granted the original guarantor, except for the cash fee. If the Repurchase did not close prior to the Closing date, and either before or after the Closing Date, the Guarantee is called by the bank, Pure World would then own, or have the right to own a majority of Gaia's voting stock. The repurchase did not close as of November 30, 1998 and the Company is in discussions with Gaia about its investment.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


          Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company and does not publish financial results. The Company is accounting for this investment by the cost method.

6.   Borrowings
     ----------

          Borrowings  consisted  of the  following  at  December  31,  1999  (in
     $000's):

              Loans payable to a bank,
                 collateralized by certain
                 property and equipment,
                 bearing annual interest at
                 6.878% in December 1999
                 maturing in December 2003                           $2,571

              Loans payable to a bank,
                 pursuant to a $3 million
                 unsecured line of credit
                 bearing annual interest at
                 the prime rate (8.5% at December
                 31, 1999, currently 9%) maturing
                 in June 2000                                         2,914

              Loan payable to a bank, collateralized
                 by certain equipment bearing
                 annual interest at 7.94%
                 maturing in October 2004                             1,933

              Loan payable to a bank, collateralized
                 by certain equipment bearing
                 annual interest at 8.75% maturing in
                 April 2003                                             214

              Loan payable to a bank, collateralized
                 by certain equipment, bearing annual
                 interest at 8.75% maturing in August 2003               50

              Loan payable to a bank, collateralized
                 by certain equipment, bearing annual
                 interest at 8.25% maturing in June 2004                196

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


              Lease payable to IBM Credit Corporation
                 for gross assets of $150,000 with imputed
                 interest at 6.5% maturing in January 2002.             143

              Leases payable for equipment                              358

              All other                                                 198
                                                                    -------
                   Total                                              8,577

              Less: Current portion of borrowings                     4,138
                                                                    -------
              Long-term debt                                        $ 4,439
                                                                    =======


               Interest expense was $548,000 and $278,000 for the years ended December 31, 1999 and 1998, respectively. The loan agreements (notional amount $1,833,000) contain certain restrictive covenants with which the Company has complied with as of December 31, 1999.

               Aggregate maturities of borrowings (in $000's) for each of the years in the five year period ending December 31, 2004 are $1,224; $1,128; $1,008; $953 and $859. These maturities exclude $2,914,000 of debt pursuant to a $3 million line of credit.

          Interest Rate Swap Agreement
          ----------------------------

               In connection with the origination of a bank loan, the Company entered into an interest rate swap agreement (Notional amount $1,833,000) as required by the bank to effectively convert floating-rate debt to fixed rate debt in order to reduce the Company's risk to movements in interest rates. This agreement involves the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amount and involved no cost to the Company. Accordingly, the impact of the fluctuations in interest rates on this interest rate swap agreement is fully offset by the opposite impact on the related debt.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998

7.        Common Stock
          ------------

          Stock Repurchase
          ----------------

               In February 1994, the Company announced a plan to purchase up to two million shares of the Company's common stock and in September 1998, the Company announced a plan to purchase up to 300,000 shares of the Company's common stock, subject to market conditions and other considerations as determined by the Board of Directors. As of December 31, 1999, 696,960 shares had been acquired under the Repurchase Plans for an aggregate cost of approximately $1,164,000.

               The Company repurchased 26 shares in 1999 for an aggregate cost of approximately $100. In 1998, 95 shares were repurchased for an aggregate cost of approximately $700. All shares repurchased in 1999 and 1998 have been canceled and returned to the status of authorized but unissued shares.

          Stock Dividends
          ---------------

               On November 17, 1998, the Company declared a 10% stock dividend to stockholders of record on January 7, 1999. On January 15, 1999, the Company distributed 751,719 shares. The stock dividend was accounted for similar to a stock split. Accordingly, all share and per share information have been adjusted for all periods presented.

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

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


               The following table summarizes option transactions under the Option Plans for the years ended December 31, 1999 and 1998:

                                                              Weighted Average
                                                 Shares        Exercise Price
                                                 ------       ----------------
              Options outstanding at
                  January 1, 1998                747,450          $ 2.43
              Options granted                    134,805            5.31
              Options canceled                  (  6,050)           5.00
              Options exercised                 ( 11,000)           1.56
                                                 -------          ------
              Options outstanding at
                  December 31, 1998              865,205            2.90

              Options granted                      7,000            2.41
              Options canceled                  ( 16,830)           6.23
              Options exercised                        -               -
                                                 -------          ------
              Options outstanding at
                  December 31, 1999              855,375          $ 2.83
                                                 =======          ======


               For options outstanding and exercisable at December 31, 1999, the exercise price ranges are:


                                 Options Outstanding                                     Options Exercisable
                  ---------------------------------------------------   --------------------------------------------------
                       Number        Weighted-Average    Weighted-           Number       Weighted-Average     Weighted-
    Range of       Outstanding at     Remaining Life      Average        Outstanding at    Remaining Life       Average
Exercise Prices   December 31, 1999     (In Years)     Exercise Price   December 31, 1999    (In Years)     Exercise Price
---------------------------------------------------------------------   --------------------------------------------------
$1 - $3                586,700              4             $ 1.73            507,540              4              $ 1.59
$3.01 - $6             258,775              7             $ 5.12            137,500              7              $ 5.22
$6.01 - $8               9,900              9             $ 7.39                  -              -                   -
                       -------                            ------            -------                             ------
                       855,375                            $ 2.90            645,040                             $ 2.35
                       =======                            ======            =======                             ======


                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998

          In addition, in 1995 in connection with the Pure World Botanicals acquisition, the Company issued to the former Pure World Botanicals shareholders options outside of the 1991 Plan to acquire 275,000 shares of the Company's common stock at its then approximate fair value of $1.91 per share. These options lapsed at January 3, 2000. Three employees of Pure World Botanicals were also given a total of 66,000 options outside of the 1991 Plan with prices ranging from $1.82 - $1.91, the approximate fair market value at the time of grant, in connection with their employment. In 1996, 62,700 options were granted outside of the 1991 Plan to various employees of the Company and Pure World Botanicals in connection with their employment with prices ranging between $1.65 and $2.05, the approximate fair market value at the time of the grant. In 1997, 44,000 options were granted outside of the 1997 Plan for new employees with prices ranging from $3.07 to $4.89 per share. Of these options, 82,500 have since been canceled.

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

          Had compensation cost for the issued stock options been determined based upon the fair values at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                           1999          1998
                                                           ----          ----
             Net income (loss):
               As reported (in $000's)                   ($2,141)       $5,688
               Pro forma (in $000's)                     ($2,436)       $5,434

             Basic net income (loss) per share:
               As reported                               ($  .26)       $  .69
               Pro forma                                 ($  .29)       $  .66

             Diluted net income (loss) per share:
               As reported                               ($  .26)       $  .62
               Pro forma                                 ($  .29)       $  .59

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998

               All options granted to date have an exercise price equal to the market price of the Company's stock on the grant date. For purposes of calculating the compensation cost consistent with FASB Statement 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 55.56 percent in 1999 and 119 percent in 1998; risk free interest rates between 5.25 percent and 7.63 percent; and weighted average expected lives of 5 to 10 years.

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

               The term is to be automatically extended one day for each day elapsed after the Effective Date. The Chairman may terminate his employment under the Agreement under certain conditions specified in the Agreement, and the Company may terminate the Chairman's employment under the Agreement for cause. In the event of the Chairman's death during the term of the Agreement, his beneficiary shall be paid a monthly death benefit equal to $215,000 per year for three years payable in equal monthly installments. Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement, he shall be paid an annual disability payment equal to 80 percent of his base salary plus cash bonuses in effect at the time of the disability. Such disability payments shall continue until the Chairman attains the age of 70. The Company accrued approximately $35,000 in each of 1999 and 1998 for the contingent payments provided under the terms of the Agreement.

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

                     Years Ended December 31, 1999 and 1998


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

9.        Income Taxes
          ------------

               At  December  31,  1999,  the  Company  had  net  operating  loss carryforwards ("NOLs") of approximately $14 million for Federal income tax reporting purposes, which expire in the years 2002 through 2014. Additionally, the Company has investment and research and development tax credit carryforwards aggregating approximately $43,000 and $497,000, respectively, which expires through 2000. The ultimate realization of the tax benefits from the net operating loss and tax credit carryforwards is dependent upon future taxable earnings of the Company.

               The components of income tax expense (benefit) were as follows (in $000's):

                                              1999          1998
                                             ------        -----

                    Federal-current          $   -         $ 121
                    State-current               34           367
                    Deferred                (   17)       (  172)
                                             -----         -----
                      Total                  $  17         $ 316
                                             =====         =====

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998

               Deferred income taxes reflect the tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1999 are as follows (in $000's):

                  Deferred tax assets:
                    Net operating loss carryforwards            $4,869
                    Alternative minimum tax and
                      other credit carryforwards                   595
                    Other, net                                     763
                                                                ------
                                                                 6,227

                  Valuation allowance                          ( 5,982)
                                                                ======

                  Net deferred tax asset                        $  245
                                                                ======

               Due to the relatively short expiration periods of the NOLs and the unpredictability of future earnings, the Company believes that a substantial valuation allowance for the deferred tax asset is required.

               A reconciliation of the provision for income tax expense to the expected income tax expense (benefit) (income before income taxes times the statutory tax rate of 34%) is as follows (in $000's):

                                                       1999         1998
                                                     --------     ------

              Income (loss) before income
                   taxes                           ($2,124)        $6,004
              Statutory federal income
                  tax rate                             34%            34%
                                                    ------         ------
              Expected income tax (benefit)        (   722)         2,041
              Alternative minimum tax                    -            121
              State tax                                 23            242
              Change in valuation allowance            711        ( 2,274)
              Other, net                                 5            186
                                                    ------         ------
                  Provision for income taxes        $   17         $  316
                                                    ======         ======

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


               The Tax Reform Act of 1986, as amended, provides for a parallel tax system which requires the calculation of AMT and the payment of the higher of the regular income tax or AMT. The Company also has an AMT credit carryforward of approximately $286,000 which will be allowed as a credit carryover against regular tax in the future in the event the regular tax exceeds the AMT tax.

10.       Commitments, Contingencies and Related Party Transactions
          ---------------------------------------------------------

               The Chairman of the Company is the Chairman of a brokerage firm which provided investment services to the Company during the years ended December 31, 1999 and 1998. Brokerage commissions paid by the Company totaled approximately $3,000 in 1999 and $41,000 in 1998.

               The Chairman of the Company is also the President of Sun Equities
          Corporation ("Sun"), the Company's principal stockholder. The Company reimburses Sun for the Company's proportionate share of the cost of group medical insurance and certain general and administrative expenses. Such reimbursements for the years ended December 31, 1999 and 1998 amounted to approximately $412,000 and $386,000, respectively. Sun received no remuneration or administrative fees for performing this service.

               Rosenman & Colin, LLP ("R&C") performed legal work for the Company and its subsidiaries in 1999 and 1998. Natalie I. Koether, President of the Company and of Pure World Botanicals and the wife of the Chairman of the Company, is of counsel to R&C. Aggregate fees and expenses billed to the Company and its subsidiaries were approximately $135,000 in 1999 and $62,000 in 1998.

               Pure World Botanicals leases a 138,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation owned by the former owners of Pure World Botanicals for $20,000 per month, net, plus one percent of the gross revenues of Pure World Botanicals up to an additional $200,000 per annum. At December 31, 1999, the lease had a term of five years which expires in December 2004 with renewable options for ten additional years. In March 1999, the lease agreement was amended to provide for two additional ten-year renewal options at base rates up to $22,898 per month. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories; manufacturing space of 70,000 square feet; and warehousing space of 38,000 square feet.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


               Pure World Botanicals also leases a warehouse facility in Teterboro, New Jersey for approximately $11,000 per month from an unrelated party.

               The Company also rents office space from an affiliate. Such rent expense was approximately $43,000 in 1999 and in 1998.

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

               During 1995, the Company loaned money to an officer of the Company and to an officer of Pure World Botanicals to acquire common stock ("Stock") of the Company in the open market. These loans, amounting to $86,000, are non-recourse loans collateralized by the Stock, bearing interest at the minimum rate required under the Internal Revenue Code to avoid imputation of interest. Also in 1995 in connection with the acquisition of Pure World Botanicals, the Company loaned $210,000 to Voldemar Madis, who serves as Vice-Chairman of the Company and of Pure World Botanicals. In the past, Mr. Madis had made loans for the same amount to the predecessor corporation of Pure World Botanicals while it operated under the protection of Federal Bankruptcy Law. These loans were not repaid when Pure World Botanicals was removed from bankruptcy. The loan made to Mr. Madis by the Company bore interest at a rate of 8.125%, had a five-year term, and was collateralized by Mr. Madis' personal residence. In February 1998, the loan was paid in full.

               American Bank, located in Allentown, Pennsylvania, has issued certain loans to Pure World Botanicals, totaling approximately $470,000 at December 31, 1999. Mark W. Jaindl, Director of the Company, is President of American Bank.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


11.       Legal Proceedings
          -----------------

               In late 1997, Pure World Botanicals hired Turnkey Solutions, Inc. ("Turnkey") to perform work and services in connection with the expansion of the Pure World Botanicals Facility. In September 1998, Turnkey filed construction liens against Pure World Botanicals, totaling approximately $140,000, and it has demanded that Pure World Botanicals pay certain outstanding invoices, totaling in excess of $1.3 million. In October 1998, Pure World Botanicals filed an action in the Superior Court of New Jersey, Law Division, Bergen County, alleging that Turnkey has breached its contract, among other things, in connection with work and services incident to the expansion of the Pure World Botanicals Facility. In the action, Pure World Botanicals seeks damages in excess of $1 million. Turnkey has filed an answer denying the material allegations of the complaint, and has commenced a third party action against Malcolm Black Associates, Inc., and Raven Industries, Inc., suppliers of certain equipment used in the expansion of the Pure World Botanicals Facility.

               In January 1999, Turnkey filed an action in the Superior Court of New Jersey, Law Division, Bergen County, alleging that Pure World Botanicals breached its contract and agreement to pay for work and services provided by Turnkey incident to the expansion of the Pure World Botanicals Facility. In the action, Turnkey seeks damages from Pure World Botanicals in excess of $1.3 million. In the same lawsuit, Turnkey has sued Pure World and an officer of Pure World for tortious interference with contract and prospective economic relations between Turnkey and Pure World Botanicals, without specifying the amount of damages alleged. Turnkey has also sued IVM Corporation, the landlord of the Pure World Botanicals Facility, on the construction liens, in the amount of $147,000. The defendants filed a motion to dismiss the complaint, which was denied. Discovery has been exchanged and depositions are being conducted at this time. No trial date has been set for this matter. No assurance can be given that Pure World Botanicals, Pure World, the officer or IVM Corporation will be successful in these litigations. Management intends to vigorously contest these lawsuits.

Item 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          Not applicable.

                                    PART III

Item 9. -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
-------    ------------------------------------------------------------

     The four members of the Board of Directors were elected at the 1999 Annual Meeting of Stockholders and will serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The Company's officers are elected by and serve at the leave of the Board.

     There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. Paul O. Koether, the Chairman of the Company, and Natalie I. Koether, the President of the Company, are spouses.

     The directors and executive officers of the Company at February 29, 2000 were as follows:

                                       Position and Office
                                       Presently Held with          Director
         Name of Person         Age        the Company               Since
         --------------         ---    -------------------          --------

         Paul O. Koether        63      Chairman and                  1988
                                        Director of the
                                        Company; Chairman
                                        of Pure World Botanicals

         Mark W. Jaindl         40      Director of the Company       1994
                                        and of Pure World
                                        Botanicals

         Alfredo Mena           47      Director                      1992

         William Mahomes, Jr.   53      Director                      1993

         Natalie I. Koether     60      President of the                 -
                                        Company and Pure World
                                        Botanicals

         Voldemar Madis         59      Vice Chairman of the             -
                                        Company and Pure World
                                        Botanicals

         Dr. Qun Yi Zheng       42      Executive Vice President         -
                                        of Pure World Botanicals

         John W. Galuchie, Jr.  47      Executive Vice President,        -
                                        Treasurer and Secretary
                                        of the Company

         Mark Koscinski         42      Senior Vice President            -
                                        of the Company; Senior
                                        Vice President, Treasurer
                                        and Secretary of Pure World
                                        Botanicals


                                      III-1

     Paul O. Koether is principally engaged in the following: (i) the Company, as Chairman since April 1988, President from April 1989 to February 1997, a director since March 1988, and for more than five years as the Chairman and President of Sun Equities Corporation ("Sun"), a private, closely-held corporation which is the Company's principal stockholder; (ii) as Chairman of PWBI, since January 1995 and as a director since December 1994; (iii) as Chairman and director since July 1987 and President since October 1990 of Kent Financial Services, Inc. ("Kent") which engages in various financial services, including the operation of a retail brokerage business through its wholly-owned subsidiary, T. R. Winston & Company, Inc. ("Winston") and the general partner since 1990 of Shamrock Associates, an investment partnership which is the principal stockholder of Kent; (iv) various positions with affiliates of Kent, including Chairman since 1990 and a registered representative since 1989 of Winston; (v) from July 1992 to January 2000, Chairman of Golf Rounds.com, Inc. ("Golf Rounds"), which operates internet golf and skiing sites; and (vi) since September 1998 as a director and Chairman of Cortech, Inc., ("Cortech"), a biopharmaceutical company.

     Mark W. Jaindl. Since October 1997, Mr. Jaindl has been President and Chief Executive Officer of American Bank, a commercial bank located in Allentown, Pennsylvania. He has served as a director and Vice-chairman of American Bank since June 1997. From May 1982 to October 1991, and again since May 1995, Mr. Jaindl has served as Chief Financial Officer of Jaindl Farms, which is engaged in diversified businesses, including the operation of a 12,000-acre turkey farm, a John Deere dealership and a grain operation. He also serves as the Chief Financial Officer of Jaindl Land Company, a developer of residential, commercial and industrial properties in eastern Pennsylvania. From June 1992 until May 1995 he was Senior Vice President of the Company. He was Senior Vice President of PWBI from December 1994 until May 1995 and has been a director of PWBI since December 1994 and he served as a director of Golf Rounds from July 1992 to November 1999. From September 1998 to November 1999 Mr. Jaindl was a director and Vice-chairman of Cortech. Since February 2000, Mr. Jaindl has been a director of Continental Information Systems Corporation, an internet based service provider.

     Alfredo Mena. Since 1976, Mr. Mena has been president of Alimentos de El Salvador S.A. de C.V., having previously served as Director and General Manager. The Company is engaged in coffee growing, processing and exporting. From October 1995 until June 1997, he served as Presidential Commissioner for the Modernization of the Public Sector, in charge of its decentralization, debureaucratization, deregulation, and privatization. Mr. Mena is a citizen of El Salvador.

     William  Mahomes,   Jr.  In  March  1997,  Mr.  Mahomes  formed  Mahomes  &
     Associates, a Professional Corporation, involved in the practice of law, emphasizing in mediating real estate and commercial transactions. From 1994 to March 1997, Mr. Mahomes was a Senior Shareholder of the law firm of Locke Purnell Rain Harrell. From 1990 to 1994 he was an international partner in the Dallas office of Baker & McKenzie. Mr. Mahomes currently


                                     III-2
     serves on the Board of Directors of a variety of organizations, including The Salvation Army Adisory Board of Dallas, the Texas Pension Review Board, the Pegasus Charter School and the Texas Affiliate Board of Healthcare Service Corporation, formerly known as Blue Cross & Blue Shield of Texas.

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

     John W. Galuchie, Jr., a certified public accountant, is engaged in the following businesses: (i) the Company, as Executive Vice President since April 1988 and director from January 1990 until October 1994; (ii) Kent, as Vice President and Treasurer since September 1986 and a director from June 1989 to August 1993; (iii) Winston, as President and Treasurer since January 1990 and a director since September 1989; and (iv) Cortech as President and director since September 1998. Since September 1999, Mr. Galuchie has been a director and since March 2000, chairman of Gish Biomedical, Inc., a medical device manufacturer. Mr. Galuchie also served as a director of HealthRite, Inc., a nutritional products company, from December 1998 to June 1999, served as a director of NorthCorp Realty Advisors, Inc., a real estate asset manager from June 1992 until August 1996, and served as Vice President, Treasurer and a director from July 1992 to January 2000 of Golf Rounds.

     Mark Koscinski, a certified public accountant is engaged in the following activities: (i) the Company as Senior Vice President and principal accounting and financial officer since August 1993; (ii) Vice President of Sun since August 1993; (iii) Senior Vice President, Treasurer and Secretary and a Director of Pure World Botanicals since December 1994; and (iv) Vice President of Kent and Winston since August 1993. Mr. Koscinski resigned effective March 31, 2000.

                                      III-3

Item 10. - EXECUTIVE COMPENSATION
-------    ----------------------

     The table below sets forth for the years ended December 31, 1999, 1998 and 1997, the compensation of any person who, as of December 31, 1999, was the Chief Executive Officer of the Company or who was among the four most highly compensated executive officers of the Company other than the Chief Executive Officer with annual compensation in excess of $100,000 ("Executive Officers").

                                                                    Long-Term
     Name and                       Annual Compensation(1)(2)     Compensation
     Principal Position     Year       Salary       Bonus         Options(#)(3)
     ------------------     ----       ------       -----        --------------

     Paul O. Koether        1999     $197,283      $     -                  -
     Chairman               1998      215,000       75,000                  -
                            1997      215,000       50,000                  -

     Natalie I. Koether     1999     $247,981      $     -                  -
     President              1998      270,000       75,000                  -
                            1997      267,000            -            137,500

     Voldemar Madis         1999     $161,291      $     -                  -
     Vice Chairman          1998      163,461        6,000                  -
                            1997      150,000        6,000                  -

     Qun Yi Zheng           1999     $182,080      $20,000                  -
     Executive Vice         1998      166,051       75,000             55,000
     President              1997      116,013       50,000             82,500

     Mark Koscinski         1999     $114,530      $    -                   -
     Sr. Vice President     1998      111,000       22,500                  -
                            1997      108,000       22,500                  -
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

                                      III-4

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

                                       Fiscal Year-End Options Values
                          ------------------------------------------------------
                                                         Value of Unexercised
                            Number of Unexercised            In-the-Money
                             Options at 12/31/99          Options at 12/31/99
      Name                Exercisable/Unexercisable    Exercisable/Unexercisable
      ----                -------------------------    -------------------------

     Paul O. Koether          165,000  /       -          $254,687  / $      -
     Natalie I. Koether       275,000  /       -           214,062  /        -
     Voldemar Madis            36,115  /       -            43,913  /        -
     Qun Yi Zheng              44,000  / 165,000            35,781  /   24,375
     Mark Koscinski            36,300  /   2,200            48,406  /    2,375


401(k) Plan
-----------

     The Company has established a Retirement Savings Plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan permits employees of the sponsor to defer a portion of their compensation on a pre-tax basis. Employees who meet the 401(k) Plan's eligibility requirements may defer up to 15% of their compensation (base pay plus any bonuses and overtime) for the



                                     III-5
year. No participant, however, may have deferred more than $10,000 in 1999 and $10,000 in 1998, which amount is indexed each year for inflation. The Company did not match employee contributions in 1999 or 1998. Federally mandated discrimination testing limits the amounts which highly paid employees may defer based on the amounts contributed by all other employees. Participant elective deferral accounts are fully vested and participant matching contribution accounts in the 401(k) Plan are vested in accordance with a graduated vesting schedule over a period of six years of service. All participant accounts in the 401(k) Plan are invested at the direction of the participants among several different types of funds offered by a large mutual fund management company selected by the Company. Distributions of account balances are normally made upon death, disability or termination of employment after normal retirement date (age 60) or early retirement date (age 55). However, distribution may be made at any time after an employee terminates employment. Participants may make withdrawals from their deferred accounts in the event of financial hardship but may not borrow from their accounts. Amounts payable to an employee are dependent on the employee's account balance, which is credited and debited with appropriate earnings, gains, expenses and losses of the underlying investment. Benefits are determined by contributions and investment performance over the entire period an employee participates in the 401(k) Plan. Payment is made in a single cash sum no later than sixty days following the close of the year in which the event giving rise to the distribution occurs.

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

     Change in Control is deemed to have occurred if (i) any individual or entity, other than individuals beneficially owning, directly or indirectly, common stock of the Company representing 30% or more of the Company's stock outstanding as of April 1, 1990, is or becomes the beneficial owner, directly or


                                     III-6
indirectly, of 30% or more of the Company's outstanding stock or (ii) individuals constituting the Board of Directors on April 1, 1990 ("Incumbent Board"), including any person subsequently elected to the Board whose election or nomination for election was approved by a vote of at least a majority of the Directors comprising the Incumbent Board, cease to constitute at least a majority of the Board. "Good reason" means a determination made solely by Mr. Koether, in good faith, that as a result of a Change in Control he may be adversely affected (i) in carrying out his duties and powers in the fashion he previously enjoyed or (ii) in his future prospects with the Company.

     Mr. Koether may also terminate his employment if the Company fails to perform its obligations under the Agreement (including any material change in Mr. Koether's duties, responsibilities and powers or the removal of his office to a location more than five miles from its current location) which failure is not cured within specified time periods.

     In conjunction with the acquisition of Pure World Botanicals on January 3, 1995 by the Company, Pure World Botanicals entered into an employment agreement with Voldemar Madis to serve as an executive officer of Pure World Botanicals. Under the terms of the agreement, Mr. Madis will be employed for four years from the date of the agreement at an annual salary of $150,000. The agreement may be terminated for cause, as defined. The agreement has been extended for an additional two years.

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

Remuneration of Directors
-------------------------

     Directors who are not employees of the Company receive a fee of $1,800 for attending each meeting of the Board or a committee meeting. During 1999, the Company paid directors' fees in the aggregate of approximately $23,000.

                                      III-7

Item 11. -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------    --------------------------------------------------------------

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 29, 2000, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officer and directors and officers as a group:

                                        Number of Shares         Approximate
         Name and Address               of Common Stock            Percent
         of Beneficial Owner          Beneficially Owned(1)       of Class
         -------------------          ---------------------      -----------

         Paul O. Koether
         211 Pennbrook Road
         Far Hills, N.J.  07931             3,367,135(2)            37.17%

         Natalie I. Koether
         211 Pennbrook Road
         Far Hills, N.J. 07931              3,367,135(3)            37.17%

         Sun Equities Corporation
         376 Main Street
         Bedminster, NJ 07921               2,457,725               27.13%

         Mark W. Jaindl
         3150 Coffeetown Road
         Orefield, PA 18069                   239,382(4)             2.64%

         William Mahomes, Jr.
         1201 Main Street
         Suite 830
         Dallas, TX 75201                      11,000                    *

         Alfredo Mena
         P. O. Box 520656
         Miami, Florida 33152                  18,700                    *

         Voldemar Madis
         375 Huyler Street
         South Hackensack, NJ 07606           124,070                    *

         Dr. Qun Yi Zheng
         375 Huyler Street
         South Hackensack, NJ 07606            44,000                    *

         Mark Koscinski
         376 Main Street
         Bedminster, NJ 07921                  74,800                    *

         Dimensional Fund Advisors, Inc.(5)
         1299 Ocean Avenue, 11th Floor
         Santa Monica, CA 90401               489,840                5.92%

         All directors and
         officers as a group
         (9 persons)                        3,935,407(1)            43.45%
         ------------------------------
         *Represents less than one percent.


                                      III-8

(1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in this footnote or in other footnotes below. Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within sixty days: Paul O. Koether (165,000 shares); Natalie I. Koether (275,000 shares); Mark W. Jaindl (77,000 shares); Alfredo Mena (16,500 shares); Voldemar Madis (120,000 shares); Qun Yi Zheng (44,000 shares); Mark Koscinski (36,300 shares) and all directors and officers as a group (788,800 shares).

(2) Includes 519,750 shares beneficially owned by his wife, including 110,000 shares owned by Emerald Partners of which she is the sole general partner and 2,200 shares owned by Sussex Group, Inc. of which she is the President, a director and controlling stockholder, 275,000 shares which she has the right to acquire upon exercise of stock options and 132,550 shares held in custodial accounts. Mr. Koether may also be deemed to be the beneficial owner of the 2,457,725 shares owned by Sun, of which Mr. Koether is a principal stockholder and Chairman, 100,470 shares held in discretionary accounts of certain of his brokerage customers and 14,190 shares held in Mr. Koether's IRA account. Mr. Koether disclaims beneficial ownership of all of the foregoing shares.

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

(5) Dimensional Fund Advisors, Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds". In its role as investment adviser or manager, Dimensional possesses voting and/or investment power over the securities of the Issuer described in this schedule that are owned by the Funds. All securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

                                      III-9

Item 12. -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

     The Chairman of the Company is also the President of Sun Equities Corporation ("Sun"), the Company's principal stockholder. The Company reimburses Sun for the Company's proportionate share of the cost of group medical insurance and certain general and administrative expenses. Such reimbursements for the years ended December 31, 1999 and 1998 amounted to approximately $412,000 and $386,000, respectively. Sun received no remuneration or administrative fees for performing this service.

     Rosenman & Colin LLP ("R&C") performed legal work for the Company for which it billed the Company an aggregate of approximately $135,000 in 1999 and $62,000 in 1998. Natalie I. Koether, Esq., President of the Company and of Pure World Botanicals and wife of the Chairman of the Company, is of Counsel to R&C.

     American Bank, located in Allentown, Pennsylvania, has issued certain loans to Pure World Botanicals, totaling approximately $470,000 at December 31, 1999. Mark W. Jaindl, Director of the Company, is President of American Bank.

                                     III-10

                                     PART IV


Item 13. - EXHIBITS AND REPORTS ON FORM 8-K
-------    --------------------------------

(a) The following exhibits are filed as part of this report:

Exhibit
Number    Exhibit                                  Method of Filing
-------   -------                                  ----------------

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

10.2        1991 Computer Memories Incor-        Incorporated by reference to
            porated Non-Qualified Stock          Exhibit A to Computer Memories
            Option Plan                          Incorporated Proxy Statement
                                                 dated July 7, 1992.

10.3        Agreement and Plan of Merger         Incorporated by reference to
            dated as of December, 1994           American Holdings, Inc. Form
                                                 8-K dated January 18, 1995.

Exhibit
Number      Exhibit                             Method of Filing
-------     -------                             ----------------

10.5        1997 Non-Qualified Stock Option     Incorporated by reference to
            Plan                                Exhibit A dated November 20,
                                                1997 Proxy Statement

10.6  (a)   Employment Agreement with           Incorporated by reference to
            V. Madis                            American Holdings, Inc. Form
                                                8-K dated January 18, 1995.

      (b)   Amendment to Employment             Incorporated by reference
            Agreement with V. Madis             to Pure World, Inc. Form
                                                10-KSB for the year ended
                                                December 31, 1997.

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

10.9        Disclosure Statement Related        Incorporated by reference to
            to Plan of Reorganization of        American Holdings, Inc. Form
            Dr. Madis Laboratories, Inc.        8-K/A (Amendment No. 1) for the
                                                year ended March 17, 1995.

10.10 (a)   Employment Agreement with           Incorporated by reference to
            Dr. Q.Y. Zheng                      Pure World, Inc. Form 10-KSB
                                                dated December 31, 1998

      (b)   Amendment to Employment             Incorporated by reference to
            Agreement with Dr. Q.Y. Zheng       Pure World, Inc. Form 10-KSB
                                                dated December 31, 1998.

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

                                                   PURE WORLD, INC.


March 29, 2000                                     By: /s/ Paul O. Koether
                                                       -------------------
                                                       Paul O. Koether
                                                       Chairman of the Board

March 29, 2000                                     By: /s/ Mark Koscinski
                                                       ------------------
                                                       Mark Koscinski
                                                       Senior Vice President
                                                       (Principal Financial and
                                                       Accounting Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                         Capacity                    Date
-------------------------          ---------------------         --------------

/s/ Paul O. Koether                Chairman of the Board         March 29, 2000
-------------------------          and Director
Paul O. Koether                    (Principal Executive
                                   Officer)

/s/ William Mahomes, Jr.           Director                      March 29, 2000
-------------------------
William Mahomes, Jr.


/s/ Alfredo Mena                   Director                      March 29, 2000
-------------------------
Alfredo Mena

/s/ Mark W. Jaindl                 Director                      March 29, 2000
-------------------------
Mark W. Jaindl

                                                                      EXHIBIT 21

                                PURE WORLD, INC.

                              LIST OF SUBSIDIARIES




             NAME OF SUBSIDIARY                  STATE OF INCORPORATION
             ------------------                  ----------------------

             American Holdings, Inc.                    Delaware

             Eco-Pure, Inc.                             Delaware

             Pure World Botanicals, Inc.                Delaware

             Pure World Botanicals Powders, Inc.        Delaware