Form 10QSB
period 2000-03-31
PURE WORLD INC
filed 2000-05-15
CIK 356446

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: March 31, 2000
                                        --------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-10566
                                               -------


                                Pure World, Inc.

        (Exact name of small business issuer as specified in its charter)

        Delaware                                                  95-3419191
-------------------------------                              ---------------
 (State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  376 Main Street, Bedminster, New Jersey 07921
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (908) 234-9220
                                 --------------
                           (Issuer's telephone number)

                                       N/A
              -----------------------------------------------------

              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing  requirements  for the past 90 days.  Yes X   No
                                                                     --     ---

     State the number of shares outstanding of each of the issuer's classes of common equity: As of April 30, 2000, the issuer had 8,268,883 shares of its common stock, par value $.01 per share, outstanding. Transitional Small Business Disclosure Format (check one):
                                  Yes      No X
                                     ---     ---

PART I  - FINANCIAL INFORMATION
------    ---------------------

ITEM 1. - Financial Statements
------    --------------------

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MARCH 31,2000
                                   (UNAUDITED)
                                   (in $000's)

ASSETS
------

Current assets:
  Cash and cash equivalents                                        $ 4,547
  Marketable securities                                                157
  Accounts receivable, net of allowance for
   uncollectible accounts and returns and
   allowances of $155                                                3,242
  Inventories                                                       11,823
  Other                                                                472
                                                                   -------
    Total current assets                                            20,241
Plant and equipment, net                                            10,623
Investment in unaffiliated natural products company                  1,510
Notes receivable from affiliates                                       280
Goodwill, net of accumulated amortization of $596                    1,395
Other assets                                                           650
                                                                   -------
    Total assets                                                   $34,699
                                                                   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                 $ 2,214
  Short-term borrowings                                              3,975
  Accrued expenses and other                                         1,048
                                                                   -------
    Total current liabilities                                        7,237
Long-term debt                                                       4,312
                                                                   -------
    Total liabilities                                               11,549
                                                                   -------

Stockholders' equity:
  Common stock, par value $.01;
   30,000,000 shares authorized;
   8,268,883 shares issued and outstanding                              83
  Additional paid-in capital                                        43,321
  Accumulated deficit                                             ( 20,254)
                                                                   -------
    Total stockholders' equity                                      23,150
                                                                   -------
    Total liabilities and stockholders' equity                     $34,699
                                                                   =======




          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                    2000          1999
                                                   ------        ------

Revenues:
  Sales                                            $ 5,730      $ 3,747
  Net gains on marketable securities                    93            8
  Interest income                                       69           66
                                                   -------      -------
      Total revenues                                 5,892        3,821
                                                   -------      -------

Expenses:
  Cost of goods sold                                 4,060        2,430
  Selling, general and administrative                1,384        1,239
                                                   -------      -------
      Total expenses                                 5,444        3,669
                                                   -------      -------

Income before income taxes                             448          152
Provision for income taxes                              35            8
                                                   -------      -------
Net income                                             413          144

Other comprehensive income:
  Unrealized holding losses on
    securities available-for-sale                        -     (    261)
                                                   -------      -------
Comprehensive income (loss)                        $   413     ($   117)
                                                   =======      =======

Basic and diluted net income per share             $   .05      $   .02
                                                   =======      =======





          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                      Three Months Ended
                                                           March 31,
                                                     -----------------------
                                                       2000           1999
                                                     --------       --------


Cash flows from operating activities:

     Net income                                      $    413       $    144
     Adjustments:
       Depreciation and amortization                      468            336
       Net marketable securities
         transactions                               (       4)            11
       Gain on sale of securities
         available-for-sale                                 -      (      13)
       Change in inventories                        (   1,043)     (   2,296)
       Change in receivables                        (     790)           193
       Change in accounts payable and
         other accruals                                   808            856
       Other, net                                          96      (      82)
                                                     --------        --------
       Net cash used in operating activities        (      52)     (     851)
                                                     --------       --------

Cash flows from investing activities:

     Purchase of plant and equipment                (     712)     (   1,018)
     Proceeds from sale of securities
       available-for-sale                                   -             59
     Loans to affiliates and others                 (      20)             -
     Repayment of loans to affiliates
       and others                                          21              4
     Other, net                                             2              -
                                                     --------       --------
       Net cash used in investing
         activities                                 (     709)     (     955)
                                                     --------       --------

Cash flows from financing activities:

     Term loan borrowings                                  255           350
     Term loan repayments                            (     358)    (     184)
     Net revolving line of credit borrowings
       (repayments)                                  (     187)        1,393
                                                      --------      --------
       Net cash provided by (used in) financing
         activities                                  (     290)        1,559
                                                      --------      --------

Net decrease in cash and cash equivalents            (   1,051)    (     247)
Cash and cash equivalents at beginning of period         5,598         6,122
                                                      --------      --------
Cash and cash equivalents at end of period            $  4,547      $  5,875
                                                      ========      ========

Supplemental disclosure of cash flow information:
     Cash paid for:
       Interest                                       $    170      $    124
                                                      ========      ========
       Taxes                                          $      -      $     13
                                                      ========      ========







          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

1.   General
     -------

     The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries ("Pure World" or the "Company") as of March 31, 2000 and for the quarters ended March 31, 2000 and 1999 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended
December 31, 1999 as filed with the Securities and Exchange Commission. Prior year's financial statements have been reclassified to conform to the current years' presentation.

     The results of operations for the quarters ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.   Marketable Securities
     ---------------------

     At March 31, 2000, marketable securities consisted of the following (in $000's):



                                            Gross
                                            Holding       Fair
                               Cost         Losses        Value
                              ------       --------     --------

Trading securities            $ 569         $ 412         $ 157
                              =====         =====         =====


     All marketable securities were investments in common stock.

3.   Inventories
     -----------

     Inventories are comprised of the following (in $000's):

            Raw materials                                  $ 2,875
            Work-in-progress                                   324
            Finished goods                                   8,624
                                                           -------
               Total inventories                           $11,823
                                                           =======
                                       5

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

5.     Borrowings
       ----------

       Borrowings consisted of the following at March 31, 2000 (in $000's):

         Loans payable to a bank,
           collateralized by certain
           property and equipment, bearing
           annual interest at 6.878% in
           March 2000 maturing in December 2003                  $ 2,464

         Loans  payable to a bank,  pursuant
           to a $3 million unsecured line of
           credit bearing annual interest at
           the prime rate, currently 9%,
           maturing in June 2000                                   2,726

         Loan payable to a bank, collateralized
           by certain equipment bearing annual
           interest at 7.94%, maturing in October 2004             1,833

         Loan payable to a bank, collateralized
           by certain equipment bearing
           annual interest at 8.75%
           maturing in April 2003                                    200

         Loan payable to a bank, collateralized
           by certain equipment bearing
           annual interest at 8.75% maturing in
           August 2003                                                47

         Loan payable to a bank, collateralized
           by certain equipment, bearing annual
           interest at 8.25% maturing in June 2004                   187

         Loan payable to a bank, pursuant to a credit
           agreement, collateralized  by certain
           equipment, bearing annual interest
           at LIBOR  plus 2.5% payable
           interest only until June 2000
           maturing in June 2004                                     352

         Lease payable to IBM Credit Corporation
           for gross assets of $150,000 with
           inputed interest of 6.5% maturing
           in January 2002.                                          127

         Leases payable for equipment                                314
         All other                                                    37
                                                                 -------
           Total borrowings                                        8,287

             Less: Current portion of long-term debt               3,975
                                                                 -------
         Long-term debt                                          $ 4,312
                                                                 =======


     Interest expense was $170,000 and $124,000 for the three months ended March 31, 2000 and 1999, respectively.

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

     The shares used for basic earnings per common share and diluted earnings per common share are reconciled below. All share and per share information reflects a 10% stock dividend declared on November 17, 1998, to stockholders of record on January 7, 1999, distributed on January 15, 1999.

                                                    (Shares in Thousands)
                                                     2000          1999
                                                     ----          ----

  Basic earnings per common share:
    Average shares outstanding for
      basic earnings per share                      8,269          8,269
                                                    =====          =====

  Diluted earnings per common share:
    Average shares outstanding for
      basic earnings per share                      8,269          8,269

    Dilutive effect of stock options                  452            742
                                                    -----          -----

    Average shares outstanding for
      diluted earnings per share                    8,721          9,011
                                                    =====          =====
                                       8

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

Liquidity and Capital Resources
-------------------------------

     At March 31, 2000, the Company had cash and cash equivalents of approximately $4.5 million. Cash equivalents of $3.9 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 5.30% and 5.91%. The Company had working capital of $13 million at March 31, 2000. The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

     Net cash of $52,000 was used in operations for the three months ended March 31, 2000, compared to net cash used in operations of $851,000 for the same period in 1999. In 2000 and 1999, the net use of cash was primarily attributable to an increase in inventories, partially offset by an increase in accounts payable and other accruals and depreciation and amortization.

     Net cash of $709,000 and $955,000 was used in investing activities in the three months ended March 31, 2000 and 1999, respectively. In 2000, $712,000 was used in connection with the construction of an additional production facility. In 1999, $1,018,000 was used in connection with plant and equipment purchases as follows: $376,000 was used for the replacement of underground storage tanks with greater capacity tanks, $350,000 was used in connection with production expansion and $292,000 for purchases of machinery and equipment.

     Cash flows used in financing activities in the first quarter of 2000 were $290,000 compared to net cash of $1,559,000 provided in the same period in 1999. Changes in notes payable were the primary reason for these cash flows. For more information on borrowings, see Note 5 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's operations resulted in net income of $413,000, or $.05 basic earnings per share, for the three months ended March 31, 2000 compared to net income of $144,000, or $.02 basic earnings per share, for the comparable period in 1999. Diluted earnings per share was $.05 and $.02 for the three months ended March 31, 2000 and 1999, respectively.

     The Company, through its wholly-owned subsidiary, Pure World Botanicals, Inc. had sales of $5.7 million for the quarter ended March 31, 2000, compared to sales of $3.7 million for the comparable quarter of 1999, an increase of $2.0 million, or 53%. The Company believes that the increase in sales was due to the gradual but continued improvement in the herbal products industry.

     For the three month periods ended March 31, 2000 and 1999, the gross margin (sales less cost of goods sold) was $1.7 million, or 29.1% of sales and $1.3 million, or 35.2% of sales, respectively. The decrease in gross margin was due to the change in the product sales mix and pricing pressures.

     For the three month period ended March 31, 2000, the Company recorded net gains on marketable securities of $93,000 compared to $8,000 for the same period in 1999. In 2000, $478,000 were unrealized gains and $385,000 were realized losses. In 1999, substantially all of the gains recorded were realized.

     Interest income was $69,000 for the three month period ended March 31, 2000, compared to $66,000 for the three month period ended March 31, 1999.

     Selling, general and administrative expenses were $1,384,000 for the three months ended March 31, 2000 compared to $1,239,000 for the comparable period in 1999, an increase of $145,000 or 11.7%. Higher selling and interest expenses were the primary reasons for the increase.

PART II - OTHER INFORMATION
-------   -----------------

Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)      Exhibits
         --------

         27.  Financial Data Schedule for the three months ended March 31, 2000.

(b)      Reports on Form 8-K
         -------------------

         None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PURE WORLD, INC.




Dated: May 15, 2000                            By: /s/ Sue Ann Itzel
                                                  ----------------------------
                                                  Sue Ann Itzel
                                                  Assistant Secretary
                                                  (Principal Accounting Officer)