Form 10QSB
period 2000-06-30
PURE WORLD INC
filed 2000-08-10
CIK 356446

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2000
                                         -------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-10566
                                               -------


                                Pure World, Inc.
       --------------------------------------------------------------------
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

                                       N/A
            --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing  requirements  for the past 90 days.  Yes X   No
                                                                     ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity: As of July 31, 2000, the issuer had 8,282,079 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                                    Yes    No X
                                       ---   ---

PART I  - FINANCIAL INFORMATION
------    ---------------------
ITEM 1. - Financial Statements
------    --------------------

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30,2000
                                   (UNAUDITED)
                                   (in $000's)


ASSETS

Current assets:
  Cash and cash equivalents                                          $ 3,877
  Marketable securities                                                  126
  Accounts receivable, net of allowance for
    uncollectible accounts and returns and
    allowances of $161                                                 2,825
  Inventories                                                         12,026
  Other                                                                  456
                                                                     -------
      Total current assets                                            19,310
Plant and equipment, net                                              10,747
Investment in unaffiliated natural products company                    1,510
Notes receivable from affiliates                                         327
Goodwill, net of accumulated amortization of $632                      1,359
Other assets                                                             643
                                                                     -------
      Total assets                                                   $33,896
                                                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $ 1,473
  Short-term borrowings                                                3,828
  Accrued expenses and other                                             904
                                                                     -------
      Total current liabilities                                        6,205
Long-term debt                                                         4,752
                                                                     -------
      Total liabilities                                               10,957
                                                                     -------

Stockholders' equity:
  Common stock, par value $.01;
    30,000,000 shares authorized;
    8,282,079 shares issued and outstanding                               83
  Additional paid-in capital                                          43,349
  Accumulated deficit                                               ( 20,493)
                                                                     -------
      Total stockholders' equity                                      22,939
                                                                     -------
      Total liabilities and stockholders' equity                     $33,896
                                                                     =======



          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)


                                                            Three months ended
                                                                  June 30,
                                                            ------------------
                                                             2000        1999
                                                            ------      ------

Revenues:
  Sales                                                     $ 4,709    $ 4,801
  Net losses on marketable securities                      (     26)  (      9)
  Interest income                                                59         62
                                                            -------    -------
      Total revenues                                          4,742      4,854
                                                            -------    -------

Expenses:
  Cost of goods sold                                          3,493      3,130
  Selling, general and administrative                         1,469      1,387
                                                            -------    -------
         Total expenses                                       4,962      4,517
                                                            -------    -------

Income (loss) before income taxes                          (    220)       337
Provision for income taxes                                       19         35
                                                            -------    -------
Net income (loss)                                          (    239)       302

Other comprehensive income:
  Unrealized holding losses on
    securities available-for-sale                                 -   (    189)
                                                            -------    -------
Comprehensive income (loss)                                ($   239)   $   113
                                                            =======    =======

Basic net income (loss) per share                          ($   .03)   $   .04
                                                            =======    =======
Diluted net income (loss) per share                        ($   .03)   $   .03
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

                        PURE WORLD, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)


                                                             Six months ended
                                                                  June 30,
                                                            ------------------
                                                             2000        1999
                                                            ------      ------

Revenues:
  Sales                                                     $10,439    $ 8,548
  Net gains (losses) on marketable
      securities                                                 67   (      1)
  Interest income                                               128        128
                                                            -------    -------
      Total revenues                                         10,634      8,675
                                                            -------    -------

Expenses:
  Cost of goods sold                                          7,553      5,560
  Selling, general and administrative                         2,853      2,626
                                                            -------    -------
      Total expenses                                         10,406      8,186
                                                            -------    -------

Income before income taxes                                      228        489
Provision for income taxes                                       54         43
                                                            -------    -------
Net income                                                      174        446

Other comprehensive income:
  Unrealized holding losses on
    securities available-for-sale                                 -   (    449)
                                                            -------    -------
Comprehensive income (loss)                                 $   174   ($     3)
                                                            =======    =======

Basic and diluted net income per share                      $   .02    $   .05
                                                            =======    =======















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                            Six months ended
                                                                 June 30,
                                                           ------------------
                                                            2000        1999
                                                           ------      ------

Cash flows from operating activities:

      Net income                                         $    174     $    446
      Adjustments:
         Depreciation and amortization                        853          680
         Net marketable securities
            transactions                                       27           21
         Gain on sale of securities
            available-for-sale                                  -    (      13)
         Change in inventories                          (   1,246)   (   3,295)
         Change in receivables                          (     373)         595
         Change in accounts payable and
            other accruals                              (      76)         207
         Other, net                                            70    (     155)
                                                         --------     --------
         Net cash used in operating activities          (     571)   (   1,514)
                                                         --------     --------

Cash flows from investing activities:

      Purchase of plant and equipment                   (   1,185)   (   1,801)
      Proceeds from sale of securities
         available-for-sale                                     -           59
      Loans to affiliates and others                    (      20)   (      70)
      Repayment of loans to affiliates
         and others                                            24            7
                                                         --------     --------
         Net cash used in investing
            activities                                  (   1,181)   (   1,805)
                                                         --------     --------

Cash flows from financing activities:

         Term loan borrowings                               1,101        1,857
         Term loan repayments                           (     632)   (     389)
         Net revolving line of credit borrowings
           (repayments)                                 (     466)       1,170
         Issuance of common stock                              28            -
                                                         --------     --------
            Net cash provided by financing
              activities                                       31        2,638
                                                         --------     --------

Net decrease in cash and cash equivalents               (   1,721)   (     681)
Cash and cash equivalents at beginning of period            5,598        6,122
                                                         --------     --------
Cash and cash equivalents at end of period               $  3,877     $  5,441
                                                         ========     ========

Supplemental disclosure of cash flow information:

         Cash paid for:
           Interest                                      $    353     $    271
                                                         ========     ========
           Taxes                                         $     14     $     52
                                                         ========     ========







          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 AND 1999
                                   (UNAUDITED)


1.       General
         -------

                 The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries ("Pure World" or the "Company") as of June 30, 2000 and for the quarters ended June 30, 2000 and 1999 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

                 The results of operations for the quarters ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.       Marketable Securities
         ---------------------

                 At June 30, 2000, marketable securities consisted of the following (in $000's):

                                                       Gross
                                                      Holding        Fair
                                        Cost           Losses        Value
                                        ----          --------       -----

         Trading securities           $  557           $ 431         $ 126
                                      ======           =====         =====


                 All marketable securities were investments in common stock.

3.       Inventories
         -----------

                 Inventories are comprised of the following (in $000's):

                       Raw materials                          $ 2,449
                       Work-in-progress                           105
                       Finished goods                           9,472
                                                              -------
                         Total inventories                    $12,026
                                                              =======



4.       Investment in Unaffiliated Natural Products Company
         ---------------------------------------------------

                 In May 1996, the Company purchased 500 shares of common stock representing a 25% interest in Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company purchased an additional 200 shares of common stock for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter (the "Pure World Loan"). In July 2000, Gaia notified the Company that they were deferring the repayment of the principal for one year as allowed in the promissory note. The Pure World Loan bears interest at 6.48% which is the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

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

5.       Borrowings
         ----------

             Borrowings consisted of the following at June 30, 2000 (in $000's):


                  Loans payable to a bank,
                      collateralized by certain
                      property and equipment, bearing
                      annual interest at 6.878% in
                      June 2000 maturing in December 2003                            $ 2,357

                  Loans payable to a bank,  pursuant
                      to a $3 million  unsecured line of
                      credit bearing annual  interest at
                      the prime rate, currently 9.5%,
                      maturing in June 2001                                            2,448

                  Loan payable to a bank, collateralized
                       by certain equipment bearing annual
                       interest at 7.94%, maturing in October 2004                     1,733

                  Loan payable to a bank, collateralized
                      by certain equipment bearing
                      annual interest at 8.75%
                      maturing in April 2003                                             185

                  Loan payable to a bank, collateralized
                      by certain equipment bearing
                      annual interest at 8.75% maturing in
                      August 2003                                                         44

                  Loan payable to a bank, collateralized
                      by certain equipment, bearing annual
                      interest at 8.25% maturing in June 2004                            177

                  Loanpayable  to  a  bank,  pursuant  to  a  credit
                      agreement, collateralized  by  certain
                      equipment,   bearing  annual interest
                      at LIBOR plus 2.5% maturing in June 2004                           799








                  Loan payable to a bank, bearing annual
                      interest at LIBOR plus 2.5% maturing
                      in May 2005.                                                       393

                  Lease payable to IBM Credit Corporation
                      for gross assets of $150,000 with
                      inputed interest of 6.5% maturing
                      in January 2002.                                                   106

                  Leases payable for equipment                                           318

                  All other                                                               20
                                                                                     -------
                        Total borrowings                                               8,580

                      Less: Current portion of long-term debt                          3,828
                                                                                     -------
                  Long-term debt                                                     $ 4,752
                                                                                     =======




                  Interest expense was $183,000 and $353,000 for the three and six months ended June 30, 2000, respectively and $147,000 and $271,000 for the same periods in 1999.

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

                                                         Three Months Ended      Six Months Ended
                                                               June 30,               June 30,
                                                        (Shares in Thousands)  (Shares in Thousands)
                                                          2000         1999      2000         1999
                                                         ------       ------    ------       ------



         Basic earnings per common share:
           Average shares outstanding for
           basic earnings per share                       8,280        8,269     8,275        8,269
                                                          =====        =====     =====        =====

         Diluted earnings per common share:
           Average shares outstanding for
           basic earnings per share                       8,280        8,269     8,275        8,269

           Dilutive effect of stock options                 315          538       377          640
                                                          -----        -----     -----        -----

           Average shares outstanding for
             diluted earnings per share                   8,595        8,807     8,652        8,909
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

Liquidity and Capital Resources
-------------------------------

     At June 30, 2000, the Company had cash and cash equivalents of approximately $3.9 million. Cash equivalents of $3.5 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 5.8% and 6.1%. The Company had working capital of $13.1 million at June 30, 2000. The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

     Net cash of $571,000 was used in operations for the six months ended June 30, 2000, compared to net cash used in operations of $1,514,000 for the same period in 1999. In 2000, the net use of cash was primarily attributable to an increase in inventories and receivables, partially offset by depreciation and amortization. In 1999, the net use of cash was primarily attributable to an increase in inventories, partially offset by an increase in accounts payable and other accruals, a decrease in receivables and depreciation and amortization.

     Net cash of $1.2 million and $1.8 million was used in investing activities in the six months ended June 30, 2000 and 1999, respectively. In 2000, $1 million was used in connection with the construction of a new powdering facility, and $200,000 was used for purchases of machinery and computer equipment. In 1999, $1,801,000 was used in connection with plant and equipment purchases as follows: $376,000 was used for the replacement of underground storage tanks with greater capacity tanks, $350,000 was used in connection with production expansion and $1.1 million for purchases of machinery, furniture and fixtures and computer equipment.

     Cash flows provided by financing activities for the six months ended June 30, 2000 and 1999 were $31,000 and $2,638,000, respectively. Changes in notes payable were the primary reason for these cash flows. For more information on borrowings, see Note 5 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's operations resulted in a net loss of $239,000, or $.03 basic loss per share, for the three months ended June 30, 2000 compared to net income of $302,000, or $.04 basic earnings per share, for the comparable period in 1999. Diluted earnings (loss) per share was ($.03) and $.03 for the three months ended June 30, 2000 and 1999, respectively.

     Net income was $174,000 or $.02 basic earnings per share for the six months ended June 30, 2000 compared to the net income of $446,000 or $.05 basic earnings per share for the comparable period in 1999. Diluted earnings per share was $.02 and $.05 for the six months ended June 30, 2000 and 1999, respectively.

     The Company, through its wholly-owned subsidiary, Pure World Botanicals, Inc., had sales of $4.7 million for the quarter ended June 30, 2000, compared to sales of $4.8 million for the comparable quarter in 1999, a decrease of $.1 million, or 2%. For the six months ended June 30, 2000, sales were $10.4 million compared to sales of $8.5 million for the comparable period in 1999, an increase of $1.9 million or 22%.

     For the quarters ended June 30, 2000 and 1999, the gross margin (sales less cost of goods sold) was $1.2 million, or 25.8% of sales and $1.7 million, or 34.8% of sales, respectively. For the six months ended June 30, 2000 and 1999, the gross margin was $2.9 million or 27.6% of sales and $3.0 million or 35% of sales, respectively. The decrease in gross margin was due to the change in the product sales mix and competitive pricing pressures.

     For the three months ended June 30, 2000, net losses on marketable securities were $26,000 compared to net losses of $9,000 for the same period in 1999. For the six month period ended June 30, 2000, the net gains on marketable securities were $67,000 compared to net losses of $1,000 for the same period in 1999. In the six months ended June 30, 2000, unrealized gains were $460,000 and realized losses were $393,000. In 1999, unrealized gains were $20,000 and realized losses were $21,000.

     Interest income was $59,000 and $62,000 for the three months ended June 30, 2000 and 1999, respectively. Interest income was $128,000 for the six month periods ended June 30, 2000 and June 30, 1999.

     Selling, general and administrative expenses were $1,469,000 for the three months ended June 30, 2000, an increase of $82,000 or 5.9% from $1,387,000 for the comparable period in 1999. Selling, general and administrative expenses were $2,853,000 for the six months ended June 30, 2000 compared to $2,626,000 for the comparable period in 1999, an increase of $227,000 or 8.6%. This increase was due principally to increases in the following: personnel expenses $25,000; professional fees, consisting of legal, accounting and consulting fees, $89,000; interest expense, $82,000;and all other expenses, $31,000.

PART II - OTHER INFORMATION
-------   -----------------
Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)      Exhibits
         --------

         27.     Financial Data Schedule for the six months ended June 30, 2000.

(b)      Reports on Form 8-K
         -------------------
         None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PURE WORLD, INC.




Dated: August 11, 2000                        By: /s/ Sue Ann Itzel
                                                  ------------------
                                                  Sue Ann Itzel
                                                  Assistant Secretary
                                                 (Principal Accounting Officer)