Form 10QSB
period 2000-09-30
PURE WORLD INC
filed 2000-11-14
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2000
                                         ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-10566
                                               -------

                                Pure World, Inc.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                         95-3419191
-------------------------------                             -------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                  376 Main Street, Bedminster, New Jersey 07921
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (908) 234-9220
                                 ---------------
                           (Issuer's telephone number)

                                       N/A
           -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X   No
                                    ---    ---

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 2000, the issuer had 8,282,079 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                                    Yes   No X
                                       ---  ---

PART I  - FINANCIAL INFORMATION
-------   ---------------------
Item 1. - Financial Statements
-------   ---------------------

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                   (in $000's)

                                                                 September 30,
                                                                     2000
                                                                 -------------

ASSETS
Current assets:

   Cash and cash equivalents                                        $ 3,402
   Marketable securities                                                 91
   Accounts receivable, net of
     allowance for uncollectible
     accounts and returns and
     allowances of $167                                               4,834
   Inventories                                                       13,220
   Other                                                                766
                                                                    -------
       Total current assets                                          22,313
Plant and equipment, net                                             10,390
Investment in unaffiliated natural products company                   1,510
Notes receivable from affiliates                                        326
Goodwill, net of accumulated amortization of $668                     1,323
Other assets                                                            651
                                                                    -------
       Total assets                                                 $36,513
                                                                    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                 $ 4,031
   Short-term borrowings                                              3,805
   Accrued expenses and other                                         1,170
                                                                    -------
       Total current liabilities                                      9,006
Long-term debt                                                        4,467
                                                                    -------
       Total liabilities                                             13,473
                                                                    -------

Stockholders' equity:
   Common stock, par value $.01;
     30,000,000 shares authorized;
       8,282,079 shares outstanding                                      83
   Additional paid-in capital                                        43,349
   Accumulated deficit                                             ( 20,392)
                                                                    -------
       Total stockholders' equity                                    23,040
                                                                    -------
       Total liabilities and stockholders' equity                   $36,513
                                                                    =======



          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)


                                                        Three Months Ended
                                                           September 30,
                                                        -------------------
                                                         2000         1999
                                                        ------       ------

Revenues:
  Sales                                                $ 8,696      $ 3,471
  Net losses on marketable
      securities                                      (     36)    (  1,190)
  Interest income                                           57           69
                                                       -------      -------
     Total revenues                                      8,717        2,350
                                                       -------      -------

Expenses:
  Cost of goods sold                                     7,250        2,928
  Selling, general and administrative                    1,378        1,243
                                                       -------      -------
     Total expenses                                      8,628        4,171
                                                       -------      -------

Income (loss) before income taxes                           89     (  1,821)
Benefit for income taxes                              (     12)    (     43)
                                                       -------      -------
Net income (loss)                                          101     (  1,778)

Other comprehensive income:
  Unrealized holding gains
      on securities available-for-sale                       -          693
                                                       -------      -------
Comprehensive income (loss)                            $   101     ($ 1,085)
                                                       =======      =======

Basic net income (loss) per share                      $   .01     ($   .22)
                                                       =======      =======
Diluted net income (loss) per share                    $   .01     ($   .22)
                                                       =======      =======




          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)


                                                          Nine Months Ended
                                                             September 30,
                                                          ------------------
                                                           2000        1999
                                                          ------      ------

Revenues:
  Sales                                                 $ 19,135     $12,019
  Net gains (losses) on marketable
     securities                                               31    (  1,191)
  Interest income                                            185         197
                                                        --------     -------
     Total revenues                                       19,351      11,025
                                                        --------     -------

Expenses:
  Cost of goods sold                                      14,803       8,488
  Selling, general and administrative                      4,231       3,869
                                                        --------     -------
     Total expenses                                       19,034      12,357
                                                        --------     -------

Income (loss) before income taxes                            317    (  1,332)
Provision for income taxes                                    42           -
                                                        --------     -------
Net income (loss)                                            275    (  1,332)

Other comprehensive income:
  Unrealized holding gains
     on securities available-for-sale                          -         244
                                                        --------     -------

Comprehensive income (loss)                             $    275    ($ 1,088)
                                                        ========     =======

Basic net income (loss) per share                       $    .03    ($   .16)
                                                        ========     =======
Diluted net income (loss) per share                     $    .03    ($   .16)
                                                        ========     =======


          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                            Nine Months Ended
                                                               September 30,
                                                            ------------------
                                                             2000        1999
                                                            ------      ------

Cash flows from operating activities:

      Net income (loss)                                   $    275    ($  1,332)
      Adjustments:
         Depreciation and amortization                       1,263        1,040
         Unrealized (gains) losses on marketable
            securities                                   (     424)       1,066
         Net marketable securities
            transactions                                       486          188
         Change in inventories                           (   2,440)   (   3,052)
         Change in receivables                           (   2,381)       1,152
         Change in accounts payable and
            other accruals                                   2,747           12
         Other, net                                      (     248)   (     195)
                                                          --------     --------
         Net cash used in
            operating activities                         (     722)   (   1,121)
                                                          --------     --------

Cash flows from investing activities:

      Purchases of plant and equipment                   (   1,202)   (   2,007)
      Proceeds from sale of securities
         available-for-sale                                      -           59
      Loans to affiliates and others                     (      20)   (      70)
      Repayment of loans to affiliates                          26           10
                                                          --------     --------
         Net cash used in investing
           activities                                    (   1,196)   (   2,008)
                                                          --------     --------

Cash flows from financing activities:

      Issuance of common stock                                  28            -
      Term loan borrowings                                   1,154        2,462
      Term loan repayments                               (     976)   (     598)
      Net revolving line of credit
        borrowings (repayments)                          (     484)         752
                                                          --------     --------
         Net cash provided by (used in) financing
            activities                                   (     278)       2,616
                                                          --------     --------

Net decrease in cash and cash equivalents                (   2,196)   (     513)
Cash and cash equivalents at beginning of period             5,598        6,122
                                                          --------     --------
Cash and cash equivalents at end of period                $  3,402     $  5,609
                                                          ========     ========

Supplemental disclosure of cash
  flow information:
         Cash paid for:
           Interest                                       $    536     $    381
                                                          ========     ========
           Taxes                                          $     14     $     51
                                                          ========     ========



          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

1.   General
     -------

     The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries (the "Company" or "Pure World") as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

     The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.   Marketable Securities
     ---------------------

     At September 30, 2000, marketable securities consisted of the following (in $000's):

                                                      Gross
                                                     Holding        Fair
                                       Cost          Losses         Value
                                       ----          -------        -----

         Trading
           securities                 $ 557           $ 466         $  91
                                      =====           =====         =====


     All marketable securities were investments in common stock.

3.   Inventories
     -----------

     Inventories are comprised of the following (in $000's):

             Raw materials                              $ 2,789
             Work-in-progress                               115
             Finished goods                              10,316
                                                        -------
               Total inventories                        $13,220
                                                        =======

4.   Investment in Unaffiliated Natural Products Company
     ---------------------------------------------------

     In May 1996, the Company purchased 500 shares of common stock representing a 25% interest in Gaia Herbs, Inc. ("Gaia") for approximately $1.0 million. In June 1997, the Company purchased an additional 200 shares of common stock for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter (the "Pure World Loan"). In July 2000, Gaia notified the Company that they were deferring the repayment of the principal for one year as allowed in the promissory note. The Pure World Loan bears interest at 6.48% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

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

5.   Borrowings
     ----------

     Borrowings consisted of the following at September 30, 2000 (in $000's):



         Loans payable to a bank,  pursuant  to a
             $3 million  unsecured  line of
             credit bearing annual interest at the
             prime rate, currently 9.5%,
             maturing in June 2001                                                   $ 2,430

         Loans payable to a bank,
             collateralized by certain
             property and equipment, bearing
             annual interest of 6.878%
             maturing in December 2003                                                 2,250

         Loan payable to a bank, collateralized
             by certain equipment bearing annual
             interest at 9.09% maturing in October 2004                                1,633

         Loan payable to a bank,  pursuant to a
             credit agreement,  collateralized
             by certain equipment, bearing annual interest
             at LIBOR plus 2.5% currently 9.11%
             maturing in June 2004                                                       771

         Loan payable to a bank, bearing annual
             interest at LIBOR plus 2.5% currently
             9.11% maturing in May 2005                                                  373

         Loan payable to a bank, collateralized
             by certain equipment bearing
             annual interest at 8.75%
             maturing in April 2003                                                      171

         Loan payable to a bank, collateralized
             by certain equipment, bearing annual
             interest at 8.25% maturing in June 2004                                     168

         Loan payable to a bank, collateralized
             by certain equipment bearing
             annual interest at 8.75% maturing in
             August 2003                                                                  41

         Lease payable to IBM Credit  Corporation
             for gross  assets of $150,000
             with imputed interest of 6.5% maturing
             in January 2002                                                              90

         Leases payable for equipment                                                    328

         All other                                                                        17
                                                                                     -------
                 Total borrowings                                                      8,272

             Less: Current portion of long-term debt                                   3,805
                                                                                     -------
         Long-term debt                                                              $ 4,467
                                                                                     =======



     Interest expense was $183,000 and $536,000 for the three and nine months ended September 30, 2000, respectively and $110,000 and $381,000 for the same periods in 1999.

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

     The shares used for basic earnings per share and diluted earnings per share are reconciled below. All share and per share information has been restated to reflect a 10% stock dividend declared on November 17, 1998, to stockholders of record on January 7, 1999, distributed on January 15, 1999.

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                    (Shares in Thousands)  (Shares in Thousands)
                                      2000         1999      2000         1999
                                     ------       ------    ------       ------

Average shares outstanding for
basic earnings per shares             8,282        8,269     8,277        8,269

Dilutive effect of stock options        203            -       318            -
                                      -----        -----     -----        -----

Average shares outstanding for
  diluted earnings per share          8,485        8,269     8,595        8,269
                                      =====        =====     =====        =====


7.   Litigation
     ----------

     The Turnkey litigaion was settled in September 2000. In connection with the settlement, Pure World received net proceeds of $345,000 and was relieved of any potential liability to Turnkey.

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

Liquidity and Capital Resources
-------------------------------

     At September 30, 2000, the Company had cash and cash equivalents of approximately $3.4 million. Cash equivalents of $3.3 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 5.99% and 6.25%. The Company had working capital of $13.3 million at September 30, 2000. The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

     Net cash of $722,000 and $1.1 million was used in operations for the nine months ended September 30, 2000 and 1999, respectively. In 2000, the net use of cash was primarily attributable to an increase in inventories and receivables, partially offset by an increase in accounts payable and other accruals, and depreciation and amortization. In 1999, the net use of cash was primarily attributable to the net loss of $1.3 million and an increase in inventories, partially offset by a decrease in receivables, unrealized losses on marketable securities, net marketable securities transactions and depreciation and amortization

     Net cash of $1.2 million and $2 million was used in investing activities for the nine months ended September 30, 2000 and 1999, respectively. In 2000, $1.1 was used in connection with the construction of a new powdering facility and $100,000, net of proceeds received as a result of the settlement of the Turnkey litigation, for various purchases of machinery and computer equipment. (See Note 7 of Notes to Consolidated Financial Statements.)In 1999, $2,007,000 was used in connection with plant and equipment purchases which include:
$376,000 used for the replacement of underground storage tanks with greater capacity tanks; $350,000 for production expansion; and $1,281,000 for various purchases of machinery, furniture and fixtures, computer equipment and other capital items.

     Cash used in financing activities was $278,000 for the nine months ended September 30, 2000, compared to cash provided by financing activities in the nine months ended September 30, 1999 of $2.6 million. (See Note 5 of Notes to Consolidated Financial Statements.)

Results of Operations
---------------------

     The Company's operations resulted in net income of $101,000, or $.01 basic earnings per share, for the three months ended September 30, 2000 compared to a net loss of $1,778,000, or $.22 basic loss per share, for the comparable period in 1999. Diluted earnings (loss) per share were $.01 and ($.22) for the quarters ended September 30, 2000 and 1999, respectively.

     Net income was $275,000, or $.03 basic earnings per share for the nine months ended September 30, 2000, compared to a net loss of $1,332,000, or $.16 basic loss per share, for the comparable period in 1999. Diluted earnings (loss) per share were $.03 and ($.16) for the nine months ended September 30, 2000 and 1999, respectively.

     The Company, through its wholly-owned subsidiary, Pure World Botanicals, Inc. had sales of $8.7 million for the quarter ended September 30, 2000, compared to sales of $3.5 million for the comparable quarter of 1999, an increase of $5.2 million, or 150%. For the nine months ended September 30, 2000, sales were $19.1 million compared to $12 million for the comparable period in 1999, an increase of $7.1 million, or 59%.

     For the quarters ended September 30, 2000 and 1999, the gross margin (sales less cost of goods sold) was $1.5 million, or 17% of sales and $543,000, or 16% of sales, respectively. For the nine months ended September 30, 2000 and 1999, the gross margin was $4.3 million or 23% of sales and $3.5 million or 29% of sales, respectively.

     Results for the three and nine months ended September 30, 2000 were significantly affected by the delivery of a large contract to one customer to process a natural but not botanical product. That contract ended in October 2000 and will not be a material factor in the fourth quarter.

     For the three months ended September 30, 2000, net losses on marketable securities were $36,000 compared to net losses of $1,190,000 for the same period in 1999. For the nine month period ended September 30, 2000, the net gains on marketable securities were $31,000 compared to net losses of $1,191,000 for the same period in 1999. In 1999, the net losses on marketable securities was primarily due to the reclassification of securities available-for-sale to trading securities, and marking them to current value. In the quarter ended September 30, 1999, securities previously classified as available-for-sale were reclassified as trading securities. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", $1.1 million of unrealized holding losses, previously recorded as a separate component of stockholders equity, were recognized in earnings. (For more information on Marketable Securities, see Note 2 of Notes to Consolidated Financial Statements.)

     Interest income was $57,000 and $69,000 for the three months ended September 30, 2000 and 1999, respectively. Interest income was $185,000 and $197,000 for the nine month periods ended September 30, 2000 and September 30, 1999, respectively.

     Selling, general and administrative expenses were $1,378,000 for the three months ended September 30, 2000, an increase of $135,000 or 11% from $1,243,000 for the comparable period in 1999. Selling, general and administrative expenses were $4,231,000 for the nine months ended September 30, 2000 compared to $3,869,000 for the comparable period in 1999, an increase of $362,000 or 9%. This increase was due principally to the following: increases in professional fees of $101,000 consisting of legal, accounting and consulting fees; an increase in interest expense of $155,000; selling expenses of $75,000 and all other expenses of $31,000.

PART II - OTHER INFORMATION
-------   -----------------
Item 4. - Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on October 31, 2000. All nominees to the Company's Board of Directors were elected.

     The following is a vote tabulation for all nominees:

                                                     For            Withheld
                                                     ---            --------
            Paul O. Koether                       7,473,871          227,356
            Mark W. Jaindl                        7,471,388          229,839
            William Mahomes, Jr.                  7,473,871          227,356
            Alfredo Mena                          7,473,886          227,341

Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)     Exhibits
        --------

        27.   Financial  Data  Schedule  for the nine months ended September 30,
              2000.

(b)     Reports on Form 8-K
        -------------------

        No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PURE WORLD, INC.




Dated: November 14, 2000                         By:/s/ Sue Ann Itzel
                                                    -----------------------
                                                 Sue Ann Itzel
                                                 Vice President
                                                 (Principal Accounting Officer)