Form 10KSB
period 2000-12-31
PURE WORLD INC
filed 2001-03-29
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
       For the fiscal year ended December 31, 2000

[ ]    Transition   Report   Under   Section   13  or  15(d)  of the  Securities
       Exchange Act of 1934
       For the transition  period from  ______to _______.

                         Commission file number 0-10566
                                                -------

                                PURE WORLD, INC.
                              ---------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for the fiscal year ended December 31, 2000 were approximately $24.2 million.

     At February 28, 2001, there were 8,281,955 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of such stock on such date as reported by NASDAQ, was approximately $6 million.

     Transitional Small Business Disclosure Format Yes    No X
                                                      ---   ---

                                     PART I
                                     ------
Item 1. - DESCRIPTION OF BUSINESS
------    -----------------------

General
-------

     Through its wholly-owned subsidiary, Pure World Botanicals, Inc. (formerly Madis Botanicals, Inc. until December 31, 1998 now "Pure World Botanicals") Pure World, Inc. ("Pure World" or the "Company"), develops, manufactures and sells natural ingredients which principally are derived from plant materials (referred to herein also as botanicals or herbs) using the Company's proprietary extraction technology. Extraction is the process by which the commercial ingredients of plants are drawn out by applying a solution ("menstruum") consisting of water or a combination of water and alcohol to the raw materials. The resultant extract can be converted into fluid extract, solid extract (paste) or powdered extract which can be tableted or encapsulated. The Company has produced more than one thousand botanical extracts which are used by the cosmetic, food and flavor, nutraceutical and pharmaceutical industries to manufacture finished products for the consumer market. The term nutraceuticals incorporates a wide range of natural products, such as vitamins, minerals, anti-oxidants and herbs which enhance health by supplementing diets. (See "Dietary Supplement Health and Education Act of 1994" and "New Nutraceutical Products").

Manufacturing Facility (the "Facility")
---------------------------------------

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

Powdered Herb Facility
----------------------

     In the year 2000, the Company converted its Teterboro, New Jersey facility from a warehouse for raw materials to a combination warehouse and botanical powdering facility. Botanical powders are milled or crushed from crude botanicals and then used in tablets or capsules. The Company believes that botanical powders are an essential complement to its line of botanical extracts. Although botanical extracts are considered to be the expanding segment of nutraceuticals, many products still consist wholly or partially of botanical powders. The total investment in the new facility was approximately $1.25 million.

Quality Control in Manufacturing
--------------------------------

     As a registered Food and Drug Administration ("FDA") facility, Pure World Botanicals is authorized to manufacture The United States Pharmacopeia ("U.S.P.") and pharmaceutical grade products such as, among others, casanthranol (a further processed product of the bark of the Cascara tree used in natural laxatives) and benzoin (used as an aromatic and local antiseptic and skin protectant). The Facility is kosher certified and operates under current Good Manufacturing Practices ("cGMP's") to assure consistent high quality in the manufacture of its products. The Facility is routinely inspected by the FDA. The Facility and manufacturing process also routinely undergo audits by customers, which include pharmaceutical and large consumer product firms. To the best of its information, the Facility has never failed an audit. In 1999, Pure World Botanicals was certified to manufacture organic extracts and powders.

Laboratory
----------

     The Facility contains six laboratories: quality control ("QC"); research and development ("R&D") analytical instrumentation; flavor; cosmetic; and
microbiology. The microbiology laboratory evaluates finished products for microbiological purity. The quality control laboratory is devoted to the physical and chemical analysis of products measured against Pure World Botanicals' customer and compendial specifications. The analytical instrumentation and purification laboratories are equipped with state-of-the-art equipment including a Multi-state Mass Spectrometer (LC/Ms/Ms) on line with numerous High Performance Liquid Chromatographs (HPLC), Gas Chromatographs (GC) and a 400 megahertz Nuclear Magnetic Resonance (NMR). Thin Layer Chromatography
(TLC), Infrared Spectroscopy (IR) and Ultra-violet Spectrophotometry (UV) are also routinely used in QC and R&D.

The Laboratory and the Manufacturing Process
--------------------------------------------

     The manufacturing process begins and ends in the laboratory. Incoming plant materials are evaluated to verify species, variety and quality. The scientists determine the right menstruum for each plant extract and the optimal method of extraction and drying to maintain product integrity and ensure manufacturing efficiency. When an approved material arrives it is evaluated against the preshipment sample and if it matches, it is forwarded to production along with the appropriate menstruum. Throughout Pure World Botanicals' proprietary manufacturing system, called the Unitized(TM) system, the processed plant material is subjected to a series of QC tests which examine physical and chemical properties such as active constituents, color, flavor and purity. The material is then either stored in a finished state called a native extract which is available for further processing when an order is received or further processed into a liquid, solid or powdered extract ready for delivery to the customer who will then use it in a finished product. Prior to delivery, each item undergoes final QC testing.

Raw Materials
-------------

     The Company buys its raw materials from a variety of growers, collectors and brokers. Generally, the Company has not experienced any shortage of raw materials that has affected its business other than an occasional increase in price. Although many botanicals are currently in over supply, if demand for botanical products experiences growth in the future the demand pressure for some products could outstrip the capacity of the suppliers.

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

     The Company has considerable proprietary technology used in its manufacturing processes, QC and R&D, and the loss or misappropriation of its technology would injure the Company. The Company has seven registered trademarks and numerous pending trademarks which it uses to differentiate its technology and products and it protects its proprietary technology by confidentiality agreements with employees and prospective customers and other contractees.

     Pure World Botanicals is a member in good standing of the Institute of Food Technologies, the Cosmetic Toiletries and Fragrance Association, the American Herbal Products Association, the National Nutritional Foods Association, the
American Botanical Council, the American Society of Pharmacognosy, and the American Society for Microbiology. The Facility is certified by the FDA for food, pharmaceutical and cosmetic ingredient production and has kosher-product and organic certification.

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

     The FDA has publicly stated its concern that any claims about the efficacy of supplements receive prior approval by that agency. The FDA has published regulations about making claims and will adopt good manufacturing procedures ("cGMP's") for the manufacture of nutraceuticals. The Company believes that its cGMP's are at least as stringent as any that the FDA is considering.

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

     The Company has a broad line of more than fifty (50)standardized products. The Company believes its growth is materially dependent on the development of new products and therefore expends considerable resources on R&D.

Competition
-----------

     The  Company  has  numerous   competitors  both  domestically  and  abroad,
principally European. Some of the competitors are larger than the Company and have been producing nutraceuticals for a longer period.

Employees
---------

     At February 28, 2001, the Company had 90 full-time employees, 86 of whom were employed by Pure World Botanicals.

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

     Pure World Botanicals leases a 138,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation owned by the former owners of Pure World Botanicals for $20,000 per month, net, plus one percent of the gross revenues of Pure World Botanicals up to an additional $200,000 per annum. At December 31, 2000, the lease had a term of four years and expires in December 2004 with three ten-year renewal options at base rates up to $22,898 per month. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories; manufacturing space of 70,000 square feet; and warehousing space of 38,000 square feet.

     Pure World Botanicals also leases a facility in Teterboro, New Jersey from an unrelated party for approximately $11,000 per month which until March of 2000 was used exclusively for storage of raw materials. In March 2000, this facility, was converted into a combination warehouse and botanical powdering facility. Botanical powders result from milling or crushing crude botanicals. The powders are then used in tablets or capsules. The Company believes that botanical powders are an essential complement to its line of botanical extracts. Although botanical extracts are considered to be the expanding segment of nutraceuticals, many products still consist wholly or partly of botanical powders. The total investment in the new facility was approximately $1.25 million.

Item 3. - LEGAL PROCEEDINGS
------    -----------------

     The Company is involved from time to time in various lawsuits that arise in the course of its business.

     In late 1997, Pure World Botanicals hired Turnkey Solutions, Inc. ("Turnkey") to perform work and services in connection with the expansion of the Facility. In September 1998, Turnkey filed construction liens against Pure World Botanicals, totaling approximately $140,000, and it demanded that Pure World Botanicals pay certain outstanding invoices, totaling in excess of $1.3 million. In October 1998, Pure World Botanicals filed an action in the Superior Court of New Jersey, Law Division, Bergen County, alleging that Turnkey had breached its contract, among other things, in connection with work and services incident to the expansion of the Facility. In the action, Pure World Botanicals sought damages in excess of $1 million. This matter was settled in September 2000. In connection with the settlement, Pure World received net proceeds of $345,000 and was relieved of any potential liability to Turnkey.

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

     At February 28, 2001, the Company had approximately 2,400 stockholders of record. The Company's common stock currently trades on the NASDAQ/National Market System under the symbol "PURW". On February 28, 2001 the closing price per share of the common stock was $1.1562.

     The following table sets forth the high and low closing prices for the common stock for the periods indicated, as reported by NASDAQ on the National Market System.

         Calendar Quarter Ended:
                                              High                    Low
                                             ------                  -----

         2000
         ----
                  March 31                  $ 6.4375                $ 3.50
                  June 30                     5.50                    2.625
                  September 30                3.125                   2.125
                  December 31                 2.375                   1.00

         1999
         ----
                  March 31                  $ 9.4375                $ 4.1875
                  June 30                     5.0625                  4.0625
                  September 30                5.71875                 2.6875
                  December 31                 3.5                     2.4062


     The Company has not declared or paid any cash dividends on its common stock in 2000 or 1999 and does not foresee doing so in the immediate future. However, on November 17, 1998, the Company declared a 10% stock dividend to stockholders of record on January 7, 1999, distributed on January 15, 1999. All per share information included above and elsewhere in this document has been adjusted for this dividend.

Item 6. - MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
------    ----------------------------------------------------------------------
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

Liquidity and Capital Resources
-------------------------------

     At December 31, 2000, the Company had cash and cash equivalents of $3.1 million. Cash equivalents consisted of U.S. Treasury Bills with original maturities of less than three months and yields ranging from 5.874% to 6.318%. The Company also had marketable securities with a market value of approximately $43,000 at December 31, 2000. Marketable securities consisted of trading securities as defined under generally accepted accounting principles. See Notes 1 and 2 of Notes to Consolidated Financial Statements for additional information. Net working capital was approximately $11.4 million at December 31, 2000. The management of the Company believes that its financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

     Net cash of $658,000 was used by operations in 2000. The use of cash flow was caused primarily by the net loss of $1,591,000, combined with the increase in inventory of $103,000, the increase in receivables of $323,000, the decrease in accounts payable and other accruals of $292,000 and unrealized gains of $376,000 partially offset by depreciation and amortization of $1,702,000 and net marketable securities transactions of $486,000.

     Net cash of $1,450,000 was used by operations in 1999. The use of cash flow caused by the net loss of $2,141,000, combined with the increase in inventory of $3,908,000, partially offset by depreciation and amortization of $1,407,000, unrealized losses on marketable securities of $812,000 and the decrease in receivables of $1,404,000 were the primary reasons for the net use of cash.

     Net cash of $1.3 million and $2.3 million was used in investing activities for the years ended December 31, 2000 and 1999, respectively. In 2000, approximately $1.25 million was used in connection with the construction of a new powdering facility and approximately $400,000 was used for various purchases of machinery and computer equipment. Additionally, the cost of previously capitalized items was reduced by $345,000, the net proceeds received in connection with the settlement of the Turnkey litigation. (See Note 11 of Notes to Consolidated Financial Statements.) In 1999, $2.3 million was used in connection with plant and equipment purchases which include: $376,000 used for the replacement of underground storage tanks with greater capacity tanks; $350,000 for production expansion; and $1,619,000 for various purchases of machinery, furniture and fixtures, computer equipment and other capital items.

     Cash used in financing activities was approximately $539,000 in 2000, due primarily to the decrease in borrowings. Cash provided by financing activities in 1999 was approximately $3.3 million due to a net increase in borrowings. For additional information on the terms of the Company's borrowings, see Note 6 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's consolidated operations resulted in a net loss of $1,591,000, or basic loss per share of $.19, in 2000 compared to a net loss of $2,141,000, or basic loss per share of $.26 in 1999. Diluted loss per share was $.19 and $.26 in 2000 and 1999, respectively. Earnings per share figures have been adjusted to reflect a 10% stock dividend declared on November 17, 1998 to stockholders of record on January 7, 1999 and distributed on January 15, 1999.

     The Company had sales in 2000 of approximately $23,987,000, an increase of approximately $8,208,000 or 52% from 1999 sales of $15,779,000. Cost of goods sold was $20,176,000 and gross margin was $3,811,000 in 2000, compared to cost of goods sold of $11,654,000 and gross margin of $4,125,000 in 1999. Gross margin as a percentage of sales was 15.89% and 26.14% in 2000 and 1999, respectively. The increase in sales and decrease in gross margin was principally due to the delivery of a large contract to one customer to process a natural, but not botanical product. Gross margin also decreased as the Company experienced price pressure on its standardized products in 2000. Additionally, results for the year 2000 were negatively affected by a charge of $1,175,000 taken in the fourth quarter to bring the inventory valuation in line with current market conditions. One customer accounted for more than 49% and 27% of sales in 2000 and 1999, respectively.

     In 2000, the Company recorded net losses on marketable securities of $17,000, compared to net losses of $1.2 million in 1999. In 2000, $393,000 of realized losses were partially offset by $376,000 of unrealized gains. In 1999, $392,000 and $812,000 were realized and unrealized losses, respectively. The primary reason for the net losses in 1999 was the reclassification of securities available-for-sale to trading securities and marking them to current value. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", $1.1 million of unrealized holding losses, which had previously been recorded as a separate component of stockholders' equity, were recognized in earnings. See Note 2 of Notes to Consolidated Financial Statements for additional information.

     Interest, dividends and other income was $237,000 in 2000 compared to $260,000 in 1999. Interest income was $236,000 and $255,000 in 2000 and 1999 respectively, a decrease of $19,000 or 7.5%. This decrease was due principally to lower invested balances in 2000.

     General and administrative expenses (consisting of personnel, professional and all other expenses) were $5,570,000 in 2000, compared to $5,305,000 in 1999, an increase of $265,000 or approximately 5%. Personnel expenses were $2,103,000 in 2000, a decrease of $184,000, or 8%, from $2,287,000 in 1999. The principal reasons for the decrease were lower commission and bonus payments. Professional fees consisting of legal, accounting and consulting fees, were $593,000 in 2000, an increase of $184,000, or 45%, from the 1999 professional fees of $409,000. The increase was principally due to highter legal fees incurred in connection with the Turnkey Litigation. (See Note 11 of Notes to Consolidated Financial Statements.) Other general and administrative expenses were $2,874,000 in 2000, an increase of $265,000 or 10% from $2,609,000 in 1999. Increased interest expense was the primary reason for the increase.

New Accounting Standards
------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133, an Amendment of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 will not have a material effect on the Company's financial condition, results of operations or liquidity.

Item 7. - FINANCIAL STATEMENTS
------    --------------------

         The financial statements filed with this item are listed below:

         Independent Auditors' Report

         Consolidated Financial Statements:

                  Consolidated Balance Sheet as of December 31, 2000

                  Consolidated Statements of Operations and Comprehensive Loss for the Years ended December 31, 2000 and 1999

                  Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2000 and 1999

                  Consolidated Statements of Cash Flows for the Years ended December 31, 2000 and 1999

                  Notes to Consolidated Financial Statements

Deloitte & Touche LLP
Two Hilton Court
P.O. Box 319
Parsippany, NJ 07054-0319



                                                        Deloitte
                                                        & Touche





INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Pure World, Inc.:

We have audited the accompanying consolidated balance sheet of Pure World, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pure World, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

March 9, 2001

                                       F-1
Deloitte
Touche
Tohmatsu

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000
                                   (in $000's)

ASSETS

Current Assets:
  Cash and cash equivalents                                          $ 3,116
  Marketable securities                                                   43
  Accounts receivable, net of allowance for
    uncollectible accounts and returns and
    allowances of $173                                                 2,775
  Inventories                                                         10,883
  Other                                                                  646
                                                                     -------
    Total current assets                                              17,463
Investment in unaffiliated natural products company                    1,510
Plant and equipment, net                                              10,089
Notes receivable from affiliates                                         313
Goodwill, net of accumulated amortization of $703                      1,287
Other assets                                                             686
                                                                     -------
    Total assets                                                     $31,348
                                                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                   $ 1,062
  Short-term borrowings                                                3,882
  Accrued expenses and other                                           1,101
                                                                     -------
    Total current liabilities                                          6,045
Long-term debt                                                         4,141
                                                                     -------
    Total liabilities                                                 10,186
                                                                     -------

Commitments and Contingencies (Notes 10 and 11)

Stockholders' equity:
Common stock, par value $.01;
   30,000,000 shares authorized;
   8,281,955 shares issued and outstanding                                83
Additional paid-in capital                                            43,337
Accumulated deficit                                                 ( 22,258)
                                                                     -------
    Total stockholders' equity                                        21,162
                                                                     -------
    Total liabilities and stockholders' equity                       $31,348
                                                                     =======




          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       (in $000's, except per share data)




                                                     Year Ended December 31,
                                                    -------------------------
                                                     2000               1999
                                                    ------             ------

Revenues:
  Sales                                            $23,987             $15,779
  Net losses on marketable
    securities                                    (     17)           (  1,204)
  Interest, dividend and other income                  237                 260
                                                   -------             -------
      Total revenues                                24,207              14,835
                                                   -------             -------

Expenses:
  Cost of goods sold:
    Cost of goods sold                              19,001              11,654
    Inventory write-down                             1,175                   -
                                                   -------             -------
      Total cost of goods sold                      20,176              11,654
  Selling, general and administrative                5,570               5,305
                                                   -------             -------
      Total expenses                                25,746              16,959
                                                   -------             -------

Loss before income taxes                          (  1,539)           (  2,124)
Provision for income taxes                              52                  17
                                                   -------             -------

Net loss                                          (  1,591)           (  2,141)

Other comprehensive income (loss):

Unrealized holding gains
   on securities available-for-sale                      -                 244
                                                   -------             -------
Comprehensive loss                                ($ 1,591)           ($ 1,897)
                                                   =======             =======


Basic net loss per share                          ($   .19)           ($   .26)
                                                   =======             =======
Diluted net loss per share                        ($   .19)           ($   .26)
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



                                                         PURE WORLD, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (in 000's)


                                                                                                                      Total
                                                                  Additional                    Accumulated Other     Stock-
                                    Total Shares       Common      Paid-In       Accumulated      Comprehensive       holders'
                                    Outstanding        Stock       Capital         Deficit        Income (Loss)       Equity
                                    -----------        -----       -------       -----------    -----------------     -------

Balance, January 1, 1999
 as restated for stock dividend        8,269            $ 83       $43,321         ($18,526)          ($244)          $24,634

Change in net unrealized holding
 gains/losses on securities
 available-for-sale                        -               -             -                -             244               244

Net loss                                   -               -             -         (  2,141)              -          (  2,141)
                                       -----            ----       -------          -------            ----           -------

Balance, December 31, 1999             8,269              83        43,321         ( 20,667)              -            22,737

Net loss                                   -               -             -         (  1,591)              -          (  1,591)

Issuance of common stock                  13               -            16                -               -                16
                                       -----            ----       -------          -------            ----           -------

Balance, December 31, 2000             8,282            $ 83       $43,337         ($22,258)           $  -           $21,162
                                       =====            ====       =======          =======            ====           =======









                                             See accompanying notes to consolidated financial statements.



                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in $000's)

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2000            1999
                                                         -------         ------
Cash flows from operating activities:

  Net loss                                              ($ 1,591)      ($ 2,141)
  Adjustments:
    Depreciation and amortization                          1,702          1,407
    Unrealized (gains) losses on marketable securities  (    376)           812
    Net marketable securities transactions                   486            510
    Gain on sale of securities
      available-for-sale                                       -       (     13)
    Change in inventories                               (    103)      (  3,908)
    Change in receivables                               (    323)         1,404
    Change in accounts payable and other accruals       (    292)           606
    Other, net                                          (    161)      (    127)
                                                         -------        -------
    Net cash used in operating activities               (    658)      (  1,450)
                                                         -------        -------

Cash flows from investing activities:

  Purchase of plant and equipment, net                  (  1,304)      (  2,345)
  Proceeds from sale of securities
   available-for-sale                                          -             59
  Loans to affiliates and others                        (     20)      (     70)
  Repayments of loans to affiliates                           39             12
                                                         -------        -------
    Net cash used in investing activities               (  1,285)      (  2,344)
                                                         -------        -------

Cash flows from financing activities:

  Issuance of common stock                                    16              -
  Term loan borrowings                                     1,170          2,631
  Term loan repayments                                  (  1,324)      (    871)
  Net revolving line of credit borrowings (repayments)  (    401)         1,510
                                                         -------        -------
    Net cash provided by (used in)
       financing activities                             (    539)         3,270
                                                         -------        -------

Net decrease in cash and cash equivalents               (  2,482)      (    524)
Cash and cash equivalents at beginning of year             5,598          6,122
                                                         -------        -------
Cash and cash equivalents at end of year                 $ 3,116        $ 5,598
                                                         =======        =======


Supplemental disclosure of cash flow information:

Cash paid for:
 Interest                                                $   695        $   548
                                                         =======        =======
 Taxes                                                   $    13        $    51
                                                         =======        =======



          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999


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

                     Years Ended December 31, 2000 and 1999


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

         Investment in Unaffiliated Natural Products Company
         ---------------------------------------------------

              In May 1996, the Company made an investment in non-voting common stock representing 25% ownership of Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company made an additional investment of $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock. In July 1997, the Company loaned Gaia $200,000, payable interest only, on a quarterly basis for the first four years and 36 monthly payments of principal and interest thereafter. The loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet.

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

                     Years Ended December 31, 2000 and 1999

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

              The Company does not hold or issue financial instruments for trading purposes. Amounts to be paid or received under interest rate swap agreements are recognized as increases or reductions in interest expense in the period in which they occur.

              The  fair  value  of  the  Company's   debt   approximates   their
         carrying values due to the variable interest-rate feature of the instruments. The fair value of the Company's interest rate swap at December 31, 2000 was insignificant.

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

                     Years Ended December 31, 2000 and 1999

              The shares used for basic earnings per common share and diluted earnings per common share are reconciled below. All share and per share information has been restated to reflect a 10% stock dividend declared on November 17, 1998, to stockholders of record on January 7, 1999, distributed on January 15, 1999.



                                                               (Shares in Thousands)
                                                                 2000         1999
                                                                 ----         ----
              Basic earnings per common share:
                Average shares outstanding for basic
                   earnings per share                           8,278         8,269
                                                                =====         =====

              Diluted earnings per common share:
                Average shares outstanding for basic
                   earnings per share                           8,278        8,269

                Dilutive effect of stock options                    -            -
                                                                -----        -----

                Average shares outstanding for diluted
                   earnings per share                           8,278        8,269
                                                                =====        =====



              Excluded from the calculation of the net earnings per share are 248,678 and 49,839 common stock options, in 2000 and 1999, respectively, which, if included, would have an antidilutive effect.

         Major Customers
         ---------------

              One customer accounted for more than 49% and 27% of sales in 2000 and 1999, respectively.

         New Accounting Standards
         ------------------------

              In June 1998, the Financial Accounting Standards Board Statement No. 133 ("FASB No. 133"), Accounting for Derivative Instruments and Hedging Activities was issued. FASB No. 133 established requirements which provide for recognition and measurement of derivative instruments and hedging activities. This standard was effective for the Company in 2000. The adoption of FASB No. 133 did not have a material effect on the Company's financial condition or results of operations.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

2.       Marketable Securities
         ---------------------

              At December 31, 2000, securities consisted of the following (in $000's):


                                                                        Gross
                                                        Cost            Holding        Market
                                                        Basis           Losses         Value
                                                       -------         ---------      -------

                   Marketable securities               $   557         $     514      $    43
                                                       =======         =========      =======



              All investment securities are investments in common stock.

              Realized losses of $393,000, as well as unrealized gains of $376,000 were included in the results of operations for the year ended December 31, 2000.

              In 1999, realized losses of $392,000 and unrealized losses of $812,000 were included in the results of operations.

3.       Inventories
         -----------

              Inventories are comprised of the following (in $000's):

                       Raw materials                          $ 2,048
                       Work-in-process                            132
                       Finished goods                           8,703
                                                              -------
                         Total                                $10,883
                                                              =======

              A  charge  of  $1,175,000  was taken in the fourth quarter of 2000
         to  bring  the  inventory   valuation  in  line  with  current   market
         conditions.

4.       Plant and Equipment
         -------------------

              At December 31, 2000, plant and equipment consisted of the following (in $000's):

                         Machinery and equipment                     $ 9,775
                         Leasehold improvements                        2,742
                         Office equipment, furniture
                            and fixtures                               1,845
                         Accumulated depreciation                   (  4,273)
                                                                     -------
                               Total                                 $10,089
                                                                     =======

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999


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

              In  June  1998,  Gaia   requested  that  Pure World  guarantee  an
         unsecured bank line of $500,000 (the "Gaia Bank Loan"). Because of expansion plans for Pure World Botanicals, Pure World declined to issue the guarantee. An individual unaffiliated with Gaia or Pure World agreed to guarantee the Gaia Bank Loan in consideration of a cash fee and the issuance to the individual of 100 shares of Gaia's common stock, representing 5 percent of Gaia's common stock outstanding (the "Guarantee"). The Guarantee is also secured by Gaia stock held by Gaia's Principal Stockholder. Pure World notified Gaia that it wished to exercise its right of first refusal in connection with the Guarantee. Pure World and Gaia reached an understanding that Pure World would decline the right of first refusal if by November 30, 1998 thirty percent of Pure World's interest was purchased for $1,500,000 (leaving five percent of the current Gaia common stock outstanding) and the Pure World Loan was repaid, including any accrued interest (the "Repurchase"). If the Repurchase was not closed by November 30, 1998 ("the Closing Date"), Pure World then would have the right to assume the Guarantee pursuant to the same terms granted the original guarantor, except for the cash fee. If the Repurchase did not close prior to the Closing date, and either before or after the Closing Date, the Guarantee is called by the bank, Pure World would then own, or have the right to own a majority of Gaia's voting stock. The repurchase did not close as of November 30, 1998. The Company is monitoring its Gaia Investment and discusses its position with Gaia from time to time.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

              Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company and does not publish financial results. The Company is accounting for this investment by the cost method.

6.       Borrowings
         ----------

              Borrowings consisted of the following at December 31, 2000 (in $000's):

              Loans payable to a bank,  pursuant
                to a $3 million  unsecured line of
                credit bearing annual  interest at
                LIBOR plus 2.5% (9.5% at December
                31, 2000) maturing in June 2001                       $2,513

              Loans payable to a bank,
                collateralized by certain
                property and equipment,
                bearing annual interest at
                6.878% maturing in December 2003                       2,143

              Loan payable  to  a  bank, collateralized
                by  certain equipment bearing
                annual interest LIBOR plus 2.5%
                (9.09% at December 31, 2000)
                maturing in October 2004                               1,533

              Loans payable to a bank, bearing annual interest
                at LIBOR plus 2.5% (9.15% at December 31, 2000)
                maturing in May 2005                                     353

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999


              Loan payable to a bank, collateralized
                by certain equipment, bearing annual
                interest at 8.25% maturing in June 2004                  159

              Loan payable to a bank, collateralized
                by certain equipment bearing
                annual interest at 8.75% maturing in
                April 2003                                               156

              Loan payable to a bank, collateralized
                by certain equipment, bearing annual
                interest at 8.75% maturing in August 2003                 39

              Lease payable for equipment for gross assets
                of $800,000 with imputed interest at
                approximately 8% maturing in June 2007                   742

              Lease payable to IBM Credit Corporation
                for gross assets of $150,000 with imputed
                interest at 6.5% maturing in January 2002                 74

              Leases payable for equipment                               297

              All other                                                   14
                                                                      ------
                   Total                                               8,023

              Less: Current portion of borrowings                      3,882
                                                                      ------
              Long-term debt                                          $4,141
                                                                      ======


              Interest expense was $695,000 and $548,000 for the years ended December 31, 2000 and 1999, respectively. The loan agreements contain certain restrictive covenants with which the Company has complied with as of December 31, 2000.

              Aggregate maturities of borrowings (in $000's) for each of the years in the five year period ending December 31, 2005 are $1,369; $1,217; $1,145; $1,017 and $590. These maturities exclude $2,513,000 of debt pursuant to a $3 million line of credit.

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

7.       Common Stock
         ------------

         Stock Repurchase
         ----------------

              The  Company  had   previously   announced   plans  to  repurchase
         shares of the Company's common stock subject to market conditions and other considerations as determined by the Board of Directors ("Repurchase Plans"). Under these Repurchase Plans, the Company can repurchase an additional 1.6 million shares.

              In 2000, the Company issued 13,200 shares of Common Stock upon the exercise of 13,200 Common Stock Options.

         Stock Dividends
         ---------------

              On November 17, 1998, the Company declared a 10% stock dividend to stockholders of record on January 7, 1999. On January 15, 1999, the Company distributed 751,719 shares. The stock dividend was accounted for similar to a stock split. Accordingly, all share and per share information have been adjusted for the stock split.

         Stock Options
         -------------

              In August 1991, the Board of Directors of the Company adopted a Non-Qualified Stock Option Plan (the "1991 Plan"). Under the 1991 Plan, non-qualified options to purchase up to an aggregate of 550,000 shares of common stock of the Company may be granted by the Board of Directors to officers, directors and employees of the Company at their fair market value at the date of grant. Options will expire ten years from date of grant and will be exercisable as to one-half of the shares on the date of grant of the option and as to the other half, on the first anniversary of the date of grant of the option, or under such other terms as determined by the Board of Directors.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

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

              The following table summarizes option transactions under the Option Plans for the years ended December 31, 2000 and 1999:

                                                               Weighted Average
                                                 Shares         Exercise Price
                                                 ------        ----------------

              Options outstanding at
               January 1, 1999                   865,205             $ 2.90
              Options granted                      7,000               2.41
              Options canceled                (   16,830)              6.23
                                               ---------
              Options outstanding at
               December 31, 1999                 855,375               2.83

              Options granted                    255,900               3.03
              Options canceled                (   54,995)              4.69
              Options exercised               (   13,200)              1.25
                                               ---------
              Options outstanding at
               December 31, 2000               1,043,080               2.86
                                               =========


              For  options   outstanding  and  exercisable at December 31, 2000,
         the exercise price ranges are:


                                 Options Outstanding                                     Options Exercisable
                  ---------------------------------------------------   --------------------------------------------------
                       Number        Weighted-Average    Weighted-           Number       Weighted-Average     Weighted-
    Range of       Outstanding at     Remaining Life      Average        Outstanding at    Remaining Life       Average
Exercise Prices   December 31, 2000     (In Years)     Exercise Price   December 31, 2000    (In Years)     Exercise Price
---------------------------------------------------------------------   --------------------------------------------------

   $1 - $3              559,200            4              $ 1.76            480,040              4              $ 1.60
   $3.01 - $6           483,880            8              $ 4.12            261,350              8              $ 4.26
                      ---------                           ------            -------                             ------
                      1,043,080                           $ 2.86            741,390                             $ 2.53
                      =========                           ======            =======                             ======


                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

 In addition, in 1995 in connection with the Pure World Botanicals acquisition, the Company issued to the former Pure World Botanicals shareholders options outside of the 1991 Plan to acquire 275,000 shares of the Company's common stock at its then approximate fair value of $1.91 per share. Three employees of Pure World Botanicals were also given a total of 66,000 options outside of the 1991 Plan with prices ranging from $1.82 - $1.91, the approximate fair market value at the time of grant, in connection with their employment. In 1996, 62,700 options were granted outside of the 1991 Plan to various employees of the Company and Pure World Botanicals in connection with their employment with prices ranging between $1.65 and $2.05, the approximate fair market value at the time of the grant. In 1997, 44,000 options were granted outside of the 1997 Plan for new employees with prices ranging from $3.07 to $4.89 per share. Of these options, 368,500 have since been canceled.

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

 Had compensation cost for the issued stock options been determined based upon the fair values at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                    2000             1999
                                                    ----             ----
            Net loss:
              As reported (in $000's)             ($1,591)         ($2,141)
              Pro forma (in $000's)               ($2,228)         ($2,436)

            Basic net loss per share:
              As reported                         ($  .19)         ($  .26)
              Pro forma                           ($  .27)         ($  .29)

             Diluted net loss per share:
               As reported                        ($  .19)         ($  .26)
               Pro forma                          ($  .27)         ($  .29)

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

              All options granted to date have an exercise price equal to the market price of the Company's stock on the grant date. For purposes of calculating the compensation cost consistent with FASB Statement 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 65.87 percent in 2000 and 55.59 percent in 1999; risk free interest rates between 5.0 percent and 7.63 percent; and weighted average expected lives of 5 to 10 years.

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

              The term is to be automatically extended one day for each day elapsed after the Effective Date. The Chairman may terminate his employment under the Agreement under certain conditions specified in the Agreement, and the Company may terminate the Chairman's employment under the Agreement for cause. In the event of the Chairman's death during the term of the Agreement, his beneficiary shall be paid a monthly death benefit equal to $215,000 per year for three years payable in equal monthly installments. Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement, he shall be paid an annual disability payment equal to 80 percent of his base salary plus cash bonuses in effect at the time of the disability. Such disability payments shall continue until the Chairman attains the age of 70. The Company accrued approximately $35,000 in each of 2000 and 1999 for the contingent payments provided under the terms of the Agreement.

              In connection with the Pure World Botanicals acquisition, the Vice Chairman of Madis was given an employment agreement commencing January 3, 1995 for a term of four years at an annual salary of $150,000. The employment contract was subsequently extended for an additional three years.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

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

9.       Income Taxes
         ------------

              At December 31, 2000, the Company had net operating loss carryforwards ("NOLs") of approximately $14 million for Federal income tax reporting purposes, which expire in the years 2002 through 2015. The ultimate realization of the tax benefits from the net operating loss is dependent upon future taxable earnings of the Company.

              The components of income tax expense were as follows (in $000's):

                                                    2000              1999
                                                   ------            ------

                    Federal-current                $   -             $   -
                    State-current                     52                34
                    Deferred                           -            (   17)
                                                   -----             -----
                      Total                        $  52             $  17
                                                   =====             =====

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

              Deferred income taxes reflect the tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2000 are as follows (in $000's):

                  Deferred tax assets:
                    Net operating loss carryforwards                  $ 5,024
                    Alternative minimum tax
                      credit carryforwards                                286
                    Other, net                                            765
                                                                       ------
                                                                        6,075
                  Valuation allowance                                 ( 5,826)
                                                                       ------

                  Net deferred tax asset                               $  249
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

              A reconciliation of the provision for income tax expense to the expected income tax expense (benefit) (income before income taxes times the statutory tax rate of 34%) is as follows (in $000's):

                                                        2000             1999
                                                       --------         ------

              Loss before income taxes                  ($1,539)       ($2,124)
              Statutory federal income
                tax rate                                     34%            34%
                                                         ------         ------
              Expected income tax (benefit)             (   523)       (   722)
              State tax                                      35             23
              Change in valuation allowance             (   156)           711
              Expiration of tax credit
                and state net operating loss
                  carryforwards                             683              -
              Other, net                                     13              5
                                                         ------         ------
               Provision for income taxes                $   52         $   17
                                                         ======         ======

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999


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

10.      Commitments, Contingencies and Related Party Transactions
         ---------------------------------------------------------

              The Chairman of the Company is the Chairman of a brokerage firm which provided investment services to the Company during the years ended December 31, 2000 and 1999. Brokerage commissions paid by the Company totaled approximately $2,000 in 2000 and $3,000 in 1999.

              The Chairman of the Company is also the President of Sun Equities Corporation ("Sun"), the Company's principal stockholder. The Company reimburses Sun for the Company's proportionate share of the cost of group medical insurance and certain general and administrative expenses. Such reimbursements for the years ended December 31, 2000 and 1999 amounted to approximately $781,000 and $412,000, respectively. Sun received no remuneration or administrative fees for performing this service.

              Rosenman & Colin, LLP ("R&C") performed legal work for the Company and its subsidiaries in 2000 and 1999. Natalie I. Koether, President of the Company and of Pure World Botanicals and the wife of the Chairman of the Company, is of counsel to R&C. Aggregate fees and expenses billed to the Company and its subsidiaries were approximately $269,000 in 2000 and $135,000 in 1999.

              Pure World Botanicals leases a 138,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation owned by the former owners of Pure World Botanicals for $20,000 per month, net, plus one percent of the gross revenues of Pure World Botanicals up to an additional $200,000 per annum. At December 31, 2000, the lease had a term of four years and expires in December 2004 with three ten-year renewal options at base rates up to $22,898 per month. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories; manufacturing space of 70,000 square feet; and warehousing space of 38,000 square feet.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

              Pure  World  Botanicals  also   leases  a  warehouse   facility in
         Teterboro, New Jersey for approximately $11,000 per month from an unrelated party.

              The Company also rents office space from an affiliate. Such rent expense was approximately $43,000 in 2000 and in 1999.

              During 1995, the Company loaned money to an officer of the Company and to an officer of Pure World Botanicals to acquire common stock ("Stock") of the Company in the open market. These loans, amounting to $86,000, are non-recourse loans collateralized by the Stock, bearing interest at the minimum rate required under the Internal Revenue Code to avoid imputation of interest. As of December 31, 2000 one of these loans has been paid in full and the balance due on the second loan is approximately $30,000.

              American Bank, located in Allentown, Pennsylvania, has issued certain loans to Pure World Botanicals, totaling approximately $358,000 at December 31, 2000. Mark W. Jaindl, Director of the Company, is President of American Bank.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

11.      Legal Proceedings
         -----------------

     The Company is involved from time to time in various lawsuits that arise in the course of its business.

     In late 1997, Pure World Botanicals hired Turnkey Solutions, Inc. ("Turnkey") to perform work and services in connection with the expansion of the Company's manufacturing facility. In September 1998, Turnkey filed construction liens against Pure World Botanicals, totaling approximately $140,000, and it demanded that Pure World Botanicals pay certain outstanding invoices, totaling in excess of $1.3 million. In October 1998, Pure World Botanicals filed an action in the Superior Court of New Jersey, Law Division, Bergen County, alleging that Turnkey had breached its contract, among other things, in connection with work and services incident to the expansion of the Company's manufacturing facility. In the action, Pure World Botanicals sought damages in excess of $1 million. This matter was settled in September 2000. In connection with the settlement, Pure World received net proceeds of $345,000 and was relieved of any potential liability to Turnkey.

Item 8. - CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
------    ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

         Not applicable.

                                    PART III
                                    --------

Item 9. -     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
-------       ------------------------------------------------------------

     The four members of the Board of Directors were elected at the 2000 Annual Meeting of Stockholders and will serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The Company's officers are elected by and serve at the leave of the Board.

     There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. Paul O. Koether, the Chairman of the Company, and Natalie I. Koether, the President of the Company, are spouses.

     The directors and executive officers of the Company at February 28, 2001 were as follows:

                                           Position and Office
                                           Presently Held with         Director
          Name of Person         Age          the Company               Since
          --------------         ---       -------------------         --------

          Paul O. Koether        64        Chairman and                  1988
                                           Director of the
                                           Company; Chairman
                                           of Pure World Botanicals

          Mark W. Jaindl         41        Director of the Company       1994
                                           and of Pure World
                                           Botanicals

          Alfredo Mena           48        Director                      1992

          William Mahomes, Jr.   54        Director                      1993

          Natalie I. Koether     61        President of the                 -
                                           Company and of Pure World
                                           Botanicals

          Voldemar Madis         60        Vice Chairman of the             -
                                           Company and of Pure World
                                           Botanicals

          Dr. Qun Yi Zheng       43        Executive Vice President         -
                                           of Pure World Botanicals

          John W. Galuchie, Jr.  48        Executive Vice President,        -
                                           Treasurer and Secretary
                                           of the Company

                                      III-1

         Paul O. Koether is principally engaged in the following: (i) the Company, as Chairman since April 1988, President from April 1989 to
         February 1997, a director since March 1988, and for more than five years as the Chairman and President of Sun Equities Corporation ("Sun"), a private, closely-held corporation which is the Company's principal stockholder; (ii) as Chairman of Pure World Botanicals, Inc. ("PWBI"), since January 1995 and as a director since December 1994;
         (iii) as Chairman and director since July 1987 and President since October 1990 of Kent Financial Services, Inc. ("Kent") which engages in various financial services, including the operation of a retail brokerage business through its wholly-owned subsidiary, T. R. Winston & Company, Inc. ("Winston") and the general partner since 1990 of Shamrock Associates, an investment partnership which is the principal stockholder of Kent; (iv) various positions with affiliates of Kent, including Chairman since 1990 and a registered representative since 1989 of Winston; (v) from July 1992 to January 2000, Chairman of Golf Rounds.com, Inc. ("Golf Rounds"), which operates internet golf and skiing sites; and (vi) since September 1998 as a director and Chairman of Cortech, Inc., ("Cortech"), a biopharmaceutical company.

         Mark W. Jaindl. Since October 1997, Mr. Jaindl has been President and Chief Executive Officer of American Bank, a commercial bank located in Allentown, Pennsylvania. He has served as a director and Vice-chairman of American Bank since June 1997. From May 1982 to October 1991, and again since May 1995, Mr. Jaindl has served as Chief Financial Officer of Jaindl Farms, which is engaged in diversified businesses, including the operation of a 12,000-acre turkey farm, a John Deere dealership and a grain operation. He also serves as the Chief Financial Officer of Jaindl Land Company, a developer of residential, commercial and industrial properties in eastern Pennsylvania. Mr. Jaindl has been a director of Massachusetts Fincorp, Inc. and it's wholly owned subsidiary, Massachusetts Co-operative Bank since May 2000 and August 2000, respectively. From June 1992 until May 1995 he was Senior Vice President of the Company. He was Senior Vice President of PWBI from December 1994 until May 1995 and has been a director of PWBI since December 1994 and he served as a director of Golf Rounds from July 1992 to November 1999. From September 1998 to November 1999 Mr. Jaindl was a director and Vice-chairman of Cortech. Since February 2000, Mr. Jaindl has been a director of Continental Information Systems Corporation, an internet based service provider.

         Alfredo Mena. Since 1976, Mr.Mena has been president of Alimentos de El Salvador S.A. de C.V., having previously served as Director and General Manager. The Company is engaged in coffee growing, processing and exporting. From October 1995 until June 1997, he served as Presidential Commissioner for the Modernization of the Public Sector,in charge of its decentralization, debureaucratization, deregulation, and privatization. Mr. Mena is a citizen of El Salvador.

         William  Mahomes, Jr.   In  March  1997,  Mr.  Mahomes formed Mahomes &
         Associates,a Professional Corporation, involved in the practice of law,


                                      III-2
         emphasizing in mediating real estate and commercial transactions. From 1994 to March 1997, Mr. Mahomes was a Senior Shareholder of the law firm of Locke Purnell Rain Harrell. From 1990 to 1994 he was an international partner in the Dallas office of Baker & McKenzie. Mr. Mahomes currently serves on the Board of Directors of a variety of organizations, including The Salvation Army Adisory Board of Dallas, the Texas Pension Review Board, the Pegasus Charter School and the Texas Affiliate Board of Healthcare Service Corporation, formerly known as Blue Cross and Blue Shield of Texas.

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

         Qun Yi Zheng Ph.D., Executive Vice President and Director of Science and Technology at Pure World Botanicals, has been with the Company since 1996. From August 2000, Dr. Zheng has been a director of Cortech and from November 2000 a director of Kent. Dr. Zheng was Technical Manager at Hauser Nutraceuticals, Colorado from 1995 to 1996 and from 1993 to 1994 he was Senior Chemist at Hauser Chemical Research, Inc., Colorado.

         John W. Galuchie, Jr., a certified public accountant, is engaged in the following businesses: (i) the Company, as Executive Vice President since April 1988 and director from January 1990 until October 1994 and Vice President and director of Sun for more than five years; (ii) Kent, as Vice President and Treasurer since September 1986 and a director from June 1989 to August 1993; (iii) Winston, as President and Treasurer since January 1990 and a director since September 1989;
         (iv) Cortech as President and director since September 1998; and (v) General Devices, Inc., as Chairman, President and director since September 2000, a company seeking an operating business. Since September 1999, Mr. Galuchie has been a director and since March 2000, chairman of Gish Biomedical, Inc., a medical device manufacturer. Mr. Galuchie also served as a director of HealthRite, Inc., a nutritional products company, from December 1998 to June 1999, served as a director of NorthCorp Realty Advisors, Inc., a real estate asset manager from June 1992 until August 1996, and served as Vice President, Treasurer and a director from July 1992 to January 2000 of Golf Rounds.

                                      III-3

Item 10. - EXECUTIVE COMPENSATION
-------    ----------------------

     The table below sets forth for the years ended December 31, 2000, 1999 and 1998, the compensation of any person who, as of December 31, 2000, was the Chief Executive Officer of the Company or who was among the four most highly compensated executive officers of the Company other than the Chief Executive Officer with annual compensation in excess of $100,000 ("Executive Officers").

                                                                          Long-Term
         Name and                         Annual Compensation(1)(2)      Compensation
                                        ---------------------------      ------------
         Principal Position     Year       Salary         Bonus          Options(#)(3)
         ------------------     ----       ------         -----          --------------

         Paul O. Koether        2000      $161,652      $     -                    -
         Chairman               1999       197,283            -                    -
                                1998       215,000       75,000                    -

         Natalie I. Koether     2000      $270,374      $     -                    -
         President              1999       247,981            -                    -
                                1998       270,000       75,000                    -

         Voldemar Madis         2000      $160,937      $     -                    -
         Vice Chairman          1999       161,291            -                    -
                                1998       163,461        6,000                    -

         Qun Yi Zheng           2000      $188,753      $ 6,923              100,000
         Executive Vice         1999       182,080       20,000                    -
         President              1998       166,051       75,000               55,000


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

                                      III-4

Options Granted
---------------

     Under the Company's 1991 Non-Qualified Stock Option Plan (the "1991 Plan"), non-qualified options to purchase up to an aggregate of 550,000 shares of the Company's Common Stock may be granted by the Board of Directors to officers, directors and employees of the Company, its subsidiaries or parent. The exercise price for the shares may not be less than the fair market value of the Common Stock on the date of grant. Options will expire five years from the date of grant and will be exercisable as to one-half of the shares on the date of grant and as to the other half, after the first anniversary of the date of grant, or at such other time, or in such other installments as may be determined by the Board of Directors or a committee thereof at the time of grant. The options are non- transferable (other than by will or by operation of the laws of descent) and are exercisable generally only while the holder is employed by the Company or by a subsidiary or parent of the Company or, in the event of the holder's death or permanent disability while employed by the Company, within one year after such death or disability.

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

                                           Fiscal Year-End Options Values
                       -----------------------------------------------------------------------
                                                               Value of Unexercised
                                Number of Unexercised              In-the-Money
                                 Options at 12/31/00            Options at 12/31/00
          Name                Exercisable/Unexercisable      Exercisable/Unexercisable
         ------               -------------------------      -------------------------

         Paul O. Koether          165,000 /       -            $      -  / $      -
         Natalie I. Koether       275,000 /       -                   -  /        -
         Voldemar Madis           120,000 /       -                   -  /        -
         Qun Yi Zheng              71,500 / 193,500                   -  /        -




401(k) Plan
-----------

     The Company has established a Retirement Savings Plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan permits employees of the sponsor to defer a portion of their compensation on a pre-tax basis. Employees who meet the 401(k) Plan's eligibility requirements may defer up to 15% of their compensation not to exceed the Internal Revenue Service limit ($10,500 in 2000 and $10,000 in 1999).

                                      III-5

The Company did not match employee contributions in 2000 or 1999. Federally mandated discrimination testing limits the amounts which highly paid employees may defer based on the amounts contributed by all other employees. Participant elective deferral accounts are fully vested and participant matching contribution accounts in the 401(k) Plan are vested in accordance with a graduated vesting schedule over a period of six years of service. All participant accounts in the 401(k) Plan are invested at the direction of the participants among several different types of funds offered by a large mutual fund management company selected by the Company. Distributions of account balances are normally made upon death, disability or termination of employment after normal retirement date (age 60) or early retirement date (age 55). However, distribution may be made at any time after an employee terminates employment. Participants may make withdrawals from their deferred accounts in the event of financial hardship but may not borrow from their accounts. Amounts payable to an employee are dependent on the employee's account balance, which is credited and debited with appropriate earnings, gains, expenses and losses of the underlying investment. Benefits are determined by contributions and investment performance over the entire period an employee participates in the 401(k) Plan. Payment is made in a single cash sum no later than sixty days following the close of the year in which the event giving rise to the distribution occurs.

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

     Change in Control is deemed to have occurred if (i) any individual or entity, other than individuals beneficially owning, directly or indirectly, common stock of the Company representing 30% or more of the Company's stock outstanding as of April 1, 1990, is or becomes the beneficial owner, directly or indirectly, of 30% or more of the Company's outstanding stock or (ii) individuals constituting

                                      III-6
the Board of Directors on April 1, 1990 ("Incumbent Board"), including any person subsequently elected to the Board whose election or nomination for election was approved by a vote of at least a majority of the Directors comprising the Incumbent Board, cease to constitute at least a majority of the Board. "Good reason" means a determination made solely by Mr. Koether, in good faith, that as a result of a Change in Control he may be adversely affected (i) in carrying out his duties and powers in the fashion he previously enjoyed or
(ii) in his future prospects with the Company.

     Mr. Koether may also terminate his employment if the Company fails to perform its obligations under the Agreement (including any material change in Mr. Koether's duties, responsibilities and powers or the removal of his office to a location more than five miles from its current location) which failure is not cured within specified time periods.

     In connection with the Pure World Botanicals acquisition, the Vice Chairman of Madis was given an employment agreement commencing January 3, 1995 for a term of four years at an annual salary of $150,000. The employment contract was subsequently extended for an additional three years.

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

Remuneration of Directors
-------------------------

     Directors who are not employees of the Company receive a fee of $1,800 for attending each meeting of the Board or a committee meeting. During 2000, the Company paid directors' fees in the aggregate of approximately $47,000.

                                      III-7

Item 11. -      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------        --------------------------------------------------------------

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 2001, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officer and directors and officers as a group:

                                           Number of Shares        Approximate
         Name and Address                   of Common Stock          Percent
         of Beneficial Owner              Beneficially Owned(1)      of Class
         -------------------              ---------------------    -----------

         Paul O. Koether
         211 Pennbrook Road
         Far Hills, N.J.  07931                3,342,865(2)           36.86%

         Natalie I. Koether
         211 Pennbrook Road
         Far Hills, N.J. 07931                 3,342,865(3)           36.86%

         Sun Equities Corporation
         376 Main Street
         Bedminster, NJ 07921                  2,457,725              29.68%

         Mark W. Jaindl
         3150 Coffeetown Road
         Orefield, PA 18069                      239,382(4)            2.64%

         William Mahomes, Jr.
         900 Jackson
         Suite 600
         Dallas, TX 75202                         11,000                *

         Alfredo Mena
         P. O. Box 520656
         Miami, Florida 33152                     18,700                *

         Voldemar Madis
         375 Huyler Street
         South Hackensack, NJ 07606              124,070               1.37%

         Dr. Qun Yi Zheng
         375 Huyler Street
         South Hackensack, NJ 07606               71,500                *

         Donald Drapkin
         35 East 62nd Street
         New York, NY 10021                      749,000(5)            9.04%

         Dimensional Fund Advisors, Inc.
         1299 Ocean Avenue, 11th Floor
         Santa Monica, CA 90401                  547,190(6)            6.61%

         All directors and
         officers as a group
         (9 persons)                           3,874,207              42.72%
         ------------------------------
         *Represents less than one percent.

                                      III-8

(1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in this footnote or in other footnotes below. Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within sixty days: Paul O. Koether (165,000 shares); Natalie I. Koether (275,000 shares); Mark W. Jaindl (77,000 shares); Alfredo Mena (16,500 shares); Voldemar Madis (120,000 shares); Qun Yi Zheng (71,500 shares); and all directors and officers as a group (787,150 shares).

(2) Includes 517,550 shares beneficially owned by his wife, including 110,000 shares owned by Emerald Partners of which she is the sole general partner, 275,000 shares which she has the right to acquire upon exercise of stock options and 132,550 shares held in custodial accounts. Mr. Koether may also be deemed to be the beneficial owner of the 2,457,725 shares owned by Sun, of which Mr. Koether is a principal stockholder and Chairman, 92,590 shares held in discretionary accounts of certain of his brokerage customers and 14,190 shares held in Mr. Koether's IRA account. Mr. Koether disclaims beneficial ownership of all of the foregoing shares.

(3) Includes (1) 110,000 shares owned by Emerald Partners of which Mrs. Koether is the sole general partner; (2) 275,000 shares which she has the right to acquire upon exercise of stock options; (3) 132,550 shares held in custodial accounts; and (4) the shares beneficially owned by her husband, described above in footnote (2). Mrs. Koether may also be deemed to be the beneficial owner of the 2,457,725 shares owned by Sun, of which she is a principal stockholder and her husband is a principal stockholder and Chairman. Mrs. Koether disclaims beneficial ownership of all of the foregoing shares.

(4) Includes 15,092 shares held in Mr. Jaindl's IRA account and 4,400 shares held by a trust for the benefit of his son, for which Mr. Jaindl serves as a trustee.

(5)      According  to  Schedule  13 G/A filed on February 14, 2001 by Donald R.
         Drapkin.

(6) Dimensional Fund Advisors, Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds". In its role as investment adviser or manager, Dimensional possesses voting and/or investment power over the securities of the Issuer described in this schedule that are owned by the Funds. All securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

                                      III-9

Item 12. -     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------       ----------------------------------------------

     The Chairman of the Company is also the President of Sun Equities Corporation ("Sun"), the Company's principal stockholder. The Company reimburses Sun for the Company's proportionate share of the cost of group medical insurance and certain general and administrative expenses. Such reimbursements for the years ended December 31, 2000 and 1999 amounted to approximately $781,000 and $412,000, respectively. Sun received no remuneration or administrative fees for performing this service.

     Rosenman & Colin LLP ("R&C") performed legal work for the Company for which it billed the Company an aggregate of approximately $269,000 in 2000 and $135,000 in 1999. Natalie I. Koether, Esq., President of the Company and of Pure World Botanicals and wife of the Chairman of the Company, is of Counsel to R&C.

     American Bank, located in Allentown, Pennsylvania, has issued certain loans to Pure World Botanicals, totaling approximately $358,000 at December 31, 2000. Mark W. Jaindl, Director of the Company, is President of American Bank.

                                     III-10

                                     PART IV
                                     -------

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

         10.3          Agreement and Plan of Merger           Incorporated by reference to
                       dated as of December, 1994             American Holdings, Inc. Form
                                                              8-K dated January 18, 1995.



         Exhibit
         Number        Exhibit                                Method of Filing
         -------       -------                                ----------------

         10.5          1997 Non-Qualified Stock Option        Incorporated by reference to
                       Plan                                   Exhibit A dated November 20,
                                                              1997 Proxy Statement

         10.6(a)       Employment Agreement with              Incorporated by reference to
                       V. Madis                               American Holdings, Inc. Form
                                                              8-K dated January 18, 1995.

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

         10.10(a)      Employment Agreement with              Incorporated by reference to
                       Dr. Q.Y. Zheng                         Pure World, Inc. Form 10-KSB
                                                              dated December 31, 1998

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

                                                PURE WORLD, INC.


March 29, 2001                                  By: /s/ Paul O. Koether
                                                    -------------------------
                                                    Paul O. Koether
                                                    Chairman of the Board

March 29, 2001                                  By: /s/ Sue Ann Itzel
                                                    -------------------------
                                                    Sue Ann Itzel
                                                    Vice President
                                                    (Principal Financial and
                                                    Accounting Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                         Capacity                    Date
-------------------------           ---------------------         --------------

/s/ Paul O. Koether                 Chairman of the Board         March 29, 2001
-------------------------           and Director
Paul O. Koether                     (Principal Executive
                                    Officer)

/s/ William Mahomes, Jr.            Director                      March 29, 2001
-------------------------
William Mahomes, Jr.


/s/ Alfredo Mena                    Director                      March 29, 2001
-------------------------
Alfredo Mena


/s/ Mark W. Jaindl                  Director                      March 29, 2001
-------------------------
Mark W. Jaindl

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