Form 10QSB
period 2001-03-31
PURE WORLD INC
filed 2001-05-15
CIK 356446

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2001
                                         --------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-10566
                                               -------


                                Pure World, Inc.
                  --------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                             95-3419191
-------------------------------                           -------------------
 (State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                  376 Main Street, Bedminster, New Jersey 07921
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (908) 234-9220
                   ------------------------------------------
                           (Issuer's telephone number)

                                       N/A
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing  requirements  for the past 90 days.  Yes X   No
                                                                     ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity: As of April 30, 2001, the issuer had 8,281,955 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                                    Yes    No X
                                       ---   ---

PART I  - FINANCIAL INFORMATION
------    ---------------------
ITEM 1. - Financial Statements
------    --------------------

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MARCH 31,2001
                                   (UNAUDITED)
                                   (in $000's)


ASSETS
------

Current assets:
  Cash and cash equivalents                                          $ 3,033
  Marketable securities                                                   95
  Accounts receivable, net of allowance for
     uncollectible accounts and returns and
     allowances of $179                                                2,946
  Inventories                                                         10,555
  Other                                                                  432
                                                                     -------
      Total current assets                                            17,061
Plant and equipment, net                                              10,218
Investment in unaffiliated natural products company                    1,510
Notes receivable from affiliates                                         311
Goodwill, net of accumulated amortization of $739                      1,252
Other assets                                                             673
                                                                     -------
      Total assets                                                   $31,025
                                                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                   $ 1,116
  Short-term borrowings                                                3,931
  Accrued expenses and other                                           1,634
                                                                     -------
      Total current liabilities                                        6,681
Long-term debt                                                         3,868
                                                                     -------
      Total liabilities                                               10,549
                                                                     -------

Stockholders' equity:
  Common stock, par value $.01;
     30,000,000 shares authorized;
     8,281,955 shares issued and outstanding                              83
  Additional paid-in capital                                          43,337
  Accumulated deficit                                               ( 22,944)
                                                                     -------
      Total stockholders' equity                                      20,476
                                                                     -------
      Total liabilities and stockholders' equity                     $31,025
                                                                     =======




          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           2001        2000
                                                          ------      ------

Revenues:
  Sales                                                  $ 4,184     $ 5,730
  Net gains on marketable securities                          79          93
  Interest income                                             45          69
                                                         -------     -------
      Total revenues                                       4,308       5,892
                                                         -------     -------

Expenses:
  Cost of goods sold                                       3,704       4,060
  Selling, general and administrative                      1,286       1,384
                                                         -------     -------
      Total expenses                                       4,990       5,444
                                                         -------     -------

Income (loss) before income taxes                       (    682)        448
Provision for income taxes                                     5          35
                                                         -------     -------
Net income (loss)                                       ($   687)    $   413
                                                         =======     =======

Basic and diluted net income (loss) per share           ($   .08)    $   .05
                                                         =======     =======




          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)


                                                        Three Months Ended
                                                              March 31,
                                                       --------------------
                                                         2001         2000
                                                       -------      -------

Cash flows from operating activities:
     Net income (loss)                               ($    687)    $    413
     Adjustments:
        Depreciation and amortization                      445          468
        Net marketable securities
           transactions                              (      52)   (       4)
        Change in inventories                              328    (   1,043)
        Change in receivables                        (     171)   (     790)
        Change in accounts payable and
           other accruals                                  589          808
        Other, net                                         225           96
                                                      --------     --------
        Net cash provided by (used in)
           operating activities                            677    (      52)
                                                      --------     --------

Cash flows from investing activities:
     Purchase of plant and equipment                 (     538)   (     712)
     Loans to affiliates and others                          -    (      20)
     Repayment of loans to affiliates
           and others                                        2           21
     Other, net                                              -            2
                                                      --------     --------
        Net cash used in investing
           activities                                (     536)   (     709)
                                                      --------     --------

Cash flows from financing activities:
     Term loan borrowings                                   66          255
     Term loan repayments                            (     342)   (     358)
     Net revolving line of credit borrowings
        (repayments)                                        52    (     187)
                                                      --------     --------
         Net cash used in financing activities       (     224)   (     290)
                                                      --------     --------

Net decrease in cash and cash equivalents            (      83)   (   1,051)
Cash and cash equivalents at beginning of period         3,116        5,598
                                                      --------     --------
Cash and cash equivalents at end of period            $  3,033     $  4,547
                                                      ========     ========

Supplemental disclosure of cash
  flow information:
         Cash paid for:
           Interest                                   $    163     $    170
                                                      ========     ========






          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

1.       General
         -------

              The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries ("Pure World" or the "Company") as of March 31, 2001 and for the quarters ended March 31, 2001 and 2000 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              Prior year's financial statements have been reclassified to conform to the current years' presentation.

              The results of operations for the quarters ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.       Summary of Significant Accounting Policies
         ------------------------------------------

              In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities - an amendment of SFAS No.
         133. This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and for certain hedging activities.The Company adopted SFAS No. 138 on Jaunary 1, 2001.

              In connection with the origination of a bank loan, the Company entered into an interest rate swap agreement (notional amount $1,433,000) as required by the bank to effectively convert floating-rate debt to fixed rate debt in order to reduce the Company's risk to movements in interest rates. This agreement involves the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amount and involved no cost to the Company. Accordingly, the impact of the fluctuations in interest rates on this interest rate swap agreement is fully offset by the opposite impact on the related debt.

3.       Marketable Securities
         ---------------------

              At  March  31,  2001,  marketable  securities  consisted   of  the
         following (in $000's):

                                                       Gross
                                                      Holding        Fair
                                        Cost           Losses        Value
                                        ----          -------        -----

              Trading securities       $ 276           $ 181         $ 95
                                       =====           =====         ====


              All marketable securities were investments in common stock.

4.       Inventories
         -----------

              Inventories are comprised of the following (in $000's):

                     Raw materials                    $ 1,902
                     Work-in-progress                      27
                     Finished goods                     8,626
                                                      -------
                        Total inventories             $10,555
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

              In June 1998, Gaia requested that Pure World guarantee an unsecured bank line of $500,000 (the "Gaia Bank Loan"). Because of expansion plans for Pure World's wholly-owned subsidiary, Pure World Botanicals Inc., Pure World declined to issue the guarantee. An individual unaffiliated with Gaia or Pure World agreed to guarantee the Gaia Bank Loan in consideration of a cash fee and the issuance to the individual of 100 shares of Gaia's common stock, representing 5 percent of Gaia's common stock outstanding (the "Guarantee"). The Guarantee is also secured by Gaia stock held by Gaia's Principal Stockholder. Pure World notified Gaia that it wished to exercise its right of first refusal in connection with the Guarantee. Pure World and Gaia reached an understanding that Pure World would decline the right of first refusal if by November 30, 1998 thirty percent of Pure World's interest was purchased for $1,500,000 (leaving five percent of the current Gaia common stock outstanding) and the Pure World Loan was repaid, including any accrued interest (the "Repurchase"). If the Repurchase was not closed by November 30, 1998 ("the Closing Date"), Pure World then would have the right to assume the Guarantee pursuant to the same terms granted the original guarantor, except for the cash fee. If the Repurchase did not close prior to the Closing date, and either before or after the Closing Date, the Guarantee is called by the bank, Pure World would then own, or have the right to own a majority of Gaia's voting stock. The repurchase did not close as of November 30, 1998. The Company is monitoring its investment and discusses its position with Gaia from time to time.

              Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company and does not publish financial results. The Company is accounting for this investment by the cost method.

6.       Borrowings
         ----------

              Borrowings  consisted  of  the  following  at  March 31,  2001 (in
         $000's):

                  Loan payable to a bank, pursuant
                     to a $3 million unsecured line of
                     credit bearing annual interest at
                     LIBOR plus 2.5% (8% at March 31, 2001,
                     maturing in June 2001                               $ 2,565

                  Loan payable to a bank,
                      collateralized by certain
                      property and equipment, bearing
                      annual interest at 6.878%
                      maturing in December 2003                            2,036

                  Loan payable to a bank, collateralized
                      by certain equipment bearing annual
                      interest at LIBOR plus 2.5% (7.78% at
                      March 31, 2001), maturing in October 2004            1,433

                  Loan payable to a bank, bearing annual
                      interest at LIBOR plus 2.5% (8.07% at March
                      31, 2001) maturing in May 2005                         340

                  Loan payable to a bank, collateralized
                      by certain equipment, bearing annual
                      interest at 8.25% maturing in June 2004                149

                  Loan payable to a bank, collateralized
                      by certain equipment bearing
                      annual interest at 8.75%
                      maturing in April 2003                                 140

                  Loan payable to a bank, collateralized
                      by certain equipment bearing
                      annual interest at 8.75% maturing in
                      August 2003                                             36

                  Lease payable for equipment for gross
                      assets of $800,000 with imputed interest
                      of approximately 8% maturing in June 2007              713

                  Lease payable to IBM Credit Corporation
                        for gross assets of $150,000 with
                      inputed interest of 6.5% maturing
                      in January 2002.                                        58

                  Leases payable for equipment                               318

                  All other                                                   11
                                                                         -------
                       Total borrowings                                    7,799

                  Less: Current portion of long-term debt                  3,931
                                                                         -------
                  Long-term debt                                         $ 3,868
                                                                         =======


              Interest expense was $163,000 and $170,000 for the three months ended March 31, 2001 and 2000, respectively.

7.       Net Income (Loss) Per Share
         ---------------------------

              Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings(loss) per share are computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

              The shares used for  basic  earnings (loss) per   common share and
         diluted earnings (loss) per common share are reconciled below.


                                                    (Shares in Thousands)
                                                      2001         2000
                                                     ------       ------

           Average shares outstanding
              for basic earnings(loss) per share      8,282       8,269

           Dilutive effect of stock options               -         452
                                                      -----       -----

           Average shares outstanding
              for diluted earnings(loss) per share    8,282       8,721
                                                      =====       =====

              Excluded from the calculation of net earnings (loss) per share in 2001 are 663 common stock options which, if included, would have an antidilutive effect.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
------   of Operations
         -------------

     This Form 10-QSB contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future periods or performance suggested by these statements.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2001, the Company had cash and cash equivalents of approximately $3 million. Cash equivalents of $2.8 million consisted of U.S.
Treasury bills with an original maturity of less than three months and yields ranging between 4.42% and 5.12%. The Company had working capital of $10.4 million at March 31, 2001. The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations and possible acquisitions of other operating businesses.

     Net cash of $677,000 was provided by operations in the first quarter of 2001, compared to net cash used by operations of $52,000 in the first quarter of 2000. The net loss of $687,000 offset by depreciation and amortization, increases in accounts payable and other accruals and a decrease in inventory were the primary reasons for the cash provided by operations in the first quarter of 2001. In the first quarter of 2000, the net use of cash was primarily attributable to an increase in inventories, partially offset by an increase in accounts payable and other accruals and depreciation and amortization.

     Net cash of $536,000 and $709,000 was used in investing activities in the three months ended March 31, 2001 and 2000, respectively, primarily for the purchase of plant and equipment.

     Cash flows used in financing activities in the first quarter of 2001 were $224,000 compared to net cash used of $290,000 in the same period in 2000. Changes in notes payable were the primary reason for these cash flows. For more information on borrowings, see Note 6 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's operations resulted in a net loss of $687,000, or $.08 basic and diluted loss per share, for the three months ended March 31, 2001 compared to net income of $413,000, or $.05 basic and diluted earnings per share, for the comparable period in 2000.

     The Company, through its wholly-owned subsidiary, Pure World Botanicals, Inc. had sales of $4.2 million for the quarter ended March 31, 2001, compared to sales of $5.7 million for the comparable quarter of 2000, a decrease of $1.5 million, or 27%. The Company believes that sales in the herbal product industry continue to decline dramatically.

     For the three month periods ended March 31, 2001 and 2000, the gross margin (sales less cost of goods sold) was $480,000, or 11.5% of sales and $1,670,000, or 29% of sales, respectively. The decrease in gross margin was due to the change in the product sales mix and pricing pressures.

     For the three month period ended March 31, 2001, the Company recorded net gains on marketable securities of $79,000 compared to $93,000 for the same period in 2000. In 2001, $333,000 were unrealized gains and $254,000 were realized losses. In 2000, $478,000 were unrealized gains and $385,000 were realized losses.

     Interest income was $45,000 for the three month period ended March 31, 2001, compared to $69,000 for the three month period ended March 31, 2000. Lower invested balances and lower yields on investments were the reasons for the decrease.

     Selling, general and administrative expenses were $1,286,000 for the three months ended March 31, 2001 compared to $1,384,000 for the comparable period in 2000, a decrease of $98,000 or 7%. Lower selling and interest expenses were the primary reasons for the decrease.

PART II - OTHER INFORMATION
-------   -----------------


Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)      Exhibits
         --------

         None

(b)      Reports on Form 8-K
         -------------------

         None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PURE WORLD, INC.




Dated: May 15, 2001                         By: /s/ Sue Ann Itzel
                                                --------------------
                                                Sue Ann Itzel
                                                Assistant Secretary
                                                (Principal Accounting Officer)