Form 10QSB
period 2001-06-30
PURE WORLD INC
filed 2001-08-08
CIK 356446

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2001
                                         -------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-10566
                                               -------


                                Pure World, Inc.
             ------------------------------------------------------
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

                                 (908) 234-9220
                  --------------------------------------------
                           (Issuer's telephone number)

                                       N/A
        ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing  requirements  for the past 90 days.  Yes X   No
                                                                     ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity: As of July 31, 2001, the issuer had 8,254,455 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---

PART I  - FINANCIAL INFORMATION
------    ---------------------
ITEM 1. - Financial Statements
------    --------------------

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30,2001
                                   (UNAUDITED)
                                   (in $000's)


Assets
------

Current assets:
  Cash and cash equivalents                                        $ 2,647
  Marketable securities                                                 66
  Accounts receivable, net of allowance for
    uncollectible accounts and returns and
    allowances of $145                                               4,029
  Inventories                                                       10,023
  Other                                                                496
                                                                    ------
      Total current assets                                          17,261
Plant and equipment, net                                             9,854
Investment in unaffiliated natural products company                  1,510
Notes receivable from affiliates                                       297
Goodwill, net of accumulated amortization of $775                    1,216
Other assets                                                           664
                                                                   -------
      Total assets                                                 $30,802
                                                                   =======

Liabilities and stockholders' equity
------------------------------------

Current liabilities:
  Accounts payable                                                 $ 1,479
  Short-term borrowings                                              3,552
  Accrued expenses and other                                         1,415
                                                                   -------
      Total current liabilities                                      6,446
Long-term debt                                                       3,868
                                                                   -------
      Total liabilities                                             10,314
                                                                   -------

Stockholders' equity:
  Common stock, par value $.01;
    30,000,000 shares authorized;
    8,254,455 shares issued and outstanding                             83
  Additional paid-in capital                                        43,306
  Accumulated deficit                                             ( 22,901)
                                                                   -------
      Total stockholders' equity                                    20,488
                                                                   -------
      Total liabilities and stockholders' equity                   $30,802
                                                                   =======



          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                       Three months ended
                                                             June 30,
                                                      ---------------------
                                                         2001        2000
                                                      ---------   ---------

Revenues:
  Sales                                                $ 6,170     $ 4,709
  Net losses on marketable securities                 (     21)   (     26)
  Interest income                                           35          59
                                                       -------     -------
      Total revenues                                     6,184       4,742
                                                       -------     -------

Expenses:
  Cost of goods sold                                     4,905       3,493
  Selling, general and administrative                    1,229       1,469
                                                       -------     -------
         Total expenses                                  6,134       4,962
                                                       -------     -------

Income (loss) before income taxes                           50    (    220)
Provision for income taxes                                   7          19
                                                       -------     -------
Net income (loss)                                      $    43    ($   239)
                                                       =======     =======

Basic and diluted net income (loss) per share          $   .01    ($   .03)
                                                       =======     =======
















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                        Six months ended
                                                            June 30,
                                                      ---------------------
                                                         2001       2000
                                                      ---------   ---------

Revenues:
  Sales                                                $10,354     $10,439
  Net gains on marketable securities                        58          67
  Interest income                                           80         128
                                                       -------     -------
     Total revenues                                     10,492      10,634
                                                       -------     -------

Expenses:
  Cost of goods sold                                     8,609       7,553
  Selling, general and administrative                    2,515       2,853
                                                       -------     -------
     Total expenses                                     11,124      10,406
                                                       -------     -------

Income (loss) before income taxes                     (    632)        228
Provision for income taxes                                  12          54
                                                       -------     -------
Net income (loss)                                     ($   644)    $   174
                                                       =======     =======

Basic and diluted net income (loss) per share         ($   .08)    $   .02
                                                       =======     =======















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)


                                                         Six months ended
                                                              June 30,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------

Cash flows from operating activities:
     Net income (loss)                                ($    644)    $    174
     Adjustments:
        Depreciation and amortization                       898          853
        Net marketable securities
           transactions                               (      23)          27
        Change in inventories                               860    (   1,246)
        Change in receivables                         (   1,254)   (     373)
        Change in accounts payable and
           other accruals                                   731    (      76)
        Other, net                                          171           70
                                                       --------     --------
        Net cash provided by (used in)
           operating activities                             739    (     571)
                                                       --------     --------

Cash flows from investing activities:
     Purchase of plant and equipment                  (     591)   (   1,185)
     Loans to affiliates and others                   (      30)   (      20)
     Repayment of loans to affiliates
        and others                                           46           24
                                                       --------     --------
        Net cash used in investing
          activities                                  (     575)   (   1,181)
                                                       --------     --------

Cash flows from financing activities:
     Term loan borrowings                                   485        1,101
     Term loan repayments                             (     728)   (     632)
     Net revolving line of credit
        repayments                                    (     360)   (     466)
     Issuance of common stock                                 -           28
     Repurchase of common stock                       (      30)           -
                                                       --------     --------
        Net cash provided by (used in) financing
          activities                                  (     633)          31
                                                       --------     --------

Net decrease in cash and cash equivalents             (     469)   (   1,721)
Cash and cash equivalents at beginning of period          3,116        5,598
                                                       --------     --------
Cash and cash equivalents at end of period             $  2,647     $  3,877
                                                       ========     ========

Supplemental disclosure of cash
  flow information:
      Cash paid for:
         Interest                                      $    321     $    353
                                                       ========     ========
         Taxes                                         $      1     $     14
                                                       ========     ========







          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 AND 2000
                                   (UNAUDITED)

1.       General
         -------

                 The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries ("Pure World" or the "Company") as of June 30, 2001 and for the periods ended June 30, 2001 and 2000 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

                 The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.       Marketable Securities
         ---------------------

                 At June 30, 2001, marketable securities consisted of the following (in $000's):

                                                  Gross
                                                 Holding       Fair
                                     Cost        Losses        Value
                                     ----        -------       -----

         Trading securities         $ 250         $ 184        $  66
                                    =====         =====        =====


                 All marketable securities were investments in common stock.

3.       Inventories
         -----------

                 Inventories are comprised of the following (in $000's):

                          Raw materials                    $ 1,903
                          Work-in-progress                      59
                          Finished goods                     8,061
                                                           -------
                            Total inventories              $10,023
                                                           =======



4.       Investment in Unaffiliated Natural Products Company
         ---------------------------------------------------

                 In May 1996, the Company purchased 500 shares of common stock representing a 25% interest in Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company purchased an additional 200 shares of common stock for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter (the "Pure World Loan"). In July 2000, Gaia notified the Company that they were deferring the repayment of the principal for one year as allowed in the promissory note. The Pure World Loan bears interest at 6.33% which is the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

                 Additionally, the parties agreed that Gaia and the principal stockholder of Gaia (the "Principal Stockholder") would have a right of first refusal to acquire any Gaia stock sold by Pure World and that Pure World would have a right of first refusal to acquire any Gaia stock sold by Gaia or the Principal Stockholder.

                 In June 1998, Gaia requested that Pure World guarantee an unsecured bank line of $500,000 (the "Gaia Bank Loan"). Because of expansion plans for Pure World's wholly-owned subsidiary, Pure World Botanicals Inc., Pure World declined to issue the guarantee. An individual unaffiliated with Gaia or Pure World agreed to guarantee the Gaia Bank Loan in consideration of a cash fee and the issuance to the individual of 100 shares of Gaia's common stock, representing 5 percent of Gaia's common stock outstanding (the "Guarantee"). The Guarantee is also secured by Gaia stock held by Gaia's Principal Stockholder. Pure World notified Gaia that it wished to exercise its right of first refusal in connection with the Guarantee. Pure World and Gaia reached an understanding that Pure World would decline the right of first refusal if by November 30, 1998 thirty percent of Pure World's interest was purchased for $1,500,000 (leaving five percent of the current Gaia common stock outstanding) and the Pure World Loan was repaid, including any accrued interest (the "Repurchase"). If the Repurchase was not closed by November 30, 1998 ("the Closing Date"), Pure World then would have the right to assume the Guarantee pursuant to the same terms granted the original guarantor, except for the cash fee. If the

         Repurchase did not close prior to the Closing date, and either before or after the Closing Date, the Guarantee is called by the bank, Pure World would then own, or have the right to own a majority of Gaia's voting stock. The repurchase did not close as of November 30,1998. The Company continues to monitor its investment and discusses its position with Gaia from time to time.

                 Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company and does not publish financial results. The Company is accounting for this investment by the cost method.



5.       Borrowings
         ----------

                 Borrowings consisted of the following at June 30, 2001 (in $000's):

                  Loan payable to a bank, pursuant
                      to a $3 million secured line of
                      credit bearing annual interest at
                      LIBOR plus 2.5% (6.75% at June 30, 2001)
                      maturing in June 2002                          $  2,152

                  Loan payable to a bank,
                      collateralized by certain
                      property and equipment, bearing
                      annual interest at 6.878%
                      maturing in December 2003                         1,929

                  Loan payable to a bank, collateralized
                      by certain equipment bearing annual
                      interest at LIBOR plus 2.5% (6.56% at
                      June 30, 2001) maturing in October 2004           1,333

                  Loan payable to a bank, bearing annual
                      interest at LIBOR plus 2.5% (6.58% at June
                      30, 2001) maturing in May 2005                      320

                  Loan payable to a bank, collateralized
                      by certain equipment, bearing annual
                      interest at 8.25% maturing in June 2004             138

                  Loan payable to a bank, collateralized
                      by certain equipment bearing annual
                      interest at 8.75% maturing in April 2003            125

                  Lease payable for equipment for gross
                      assets of $800,000 with imputed interest
                      of approximately 8% maturing in June 2007           685

                  Lease payable for equipment for gross
                      assets of approximately $392,800
                      with imputed interest of approximately
                      6.95% maturing in March 2006                        373

                  Leases payable for equipment                            283

                  All other                                                82
                                                                      -------
                    Total borrowings                                    7,420
                  Less: Current portion of long-term debt               3,552
                                                                      -------
                  Long-term debt                                      $ 3,868
                                                                      =======


                  Interest expense was $159,000 and $321,000 for the three and six months ended June 30, 2001, respectively and $183,000 and $353,000 for the same periods in 2000.

6.       Common Stock
         ------------

                  In connection with the Company's Common Stock Repurchase Plans, 27,500 shares of Common Stock were repurchased in the six months ended June 30, 2001. All shares repurchased were returned to the status of authorized but unissued shares.

7.       Net Income (Loss) Per Share
         ---------------------------

                  Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

                  The shares used for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled below.


                                            Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
                                          ---------------------   ---------------------
                                          (Shares in Thousands)   (Shares in Thousands)
                                           2001         2000       2001         2000
                                          ------       ------     ------       ------

       Average shares outstanding for
         basic earnings (loss) per share   8,265        8,280      8,274        8,275

       Dilutive effect of stock options        -          315          -          377
                                           -----        -----      -----        -----

       Average shares outstanding for
         diluted earnings (loss) per share 8,265        8,595      8,274        8,652
                                           =====        =====      =====        =====

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results ------- of Operations
         -----------------------------------------------------------------------

     This Form 10-QSB contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future periods or performance suggested by these statements.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2001, the Company had cash and cash equivalents of approximately $2.6 million. Cash equivalents of $2.6 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 3.38% and 3.81%. The Company had working capital of $10.8 million at June 30, 2001. The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations.

     Net cash of $739,000 was provided by operations for the six months ended June 30, 2001, compared to net cash used in operations of $571,000 for the same period in 2000. In 2001, the net cash provided was primarily attributable to the change in inventories, change in accounts payable and accrued liabilities and depreciation and amortization, offset by the change in receivables and the net loss. In 2000, the net use of cash was primarily attributable to an increase in inventories and receivables, partially offset by depreciation and amortization.

     Net cash of $575,000 and $1.2 million was used in investing activities in the six months ended June 30, 2001 and 2000, respectively. In 2001, $591,000 was used for purchases of machinery equipment. In 2000, $1 million was used in connection with the construction of a powdering facility and $200,000 was used for purchases of machinery and computer equipment.

     Cash flows of $633,000 were used in financing activities for the six months ended June 30, 2001 compared to net cash flows provided by financing activities of $31,000 for the six months ended June 30, 2000. Changes in notes payable were the primary reason for these cash flows. For more information on borrowings, see
Note 5 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's operations resulted in net income of $43,000, or $.01 basic and diluted net income per share, for the three months ended June 30, 2001 compared to a net loss of $239,000, or $.03 basic and diluted loss per share, for the comparable period in 2000.

     The net loss was $644,000 or $.08 basic and diluted loss per share for the six months ended June 30, 2001 compared to the net income of $174,000 or $.02 basic and diluted earnings per share for the comparable period in 2000.

     The Company, through its wholly-owned subsidiary, Pure World Botanicals, Inc., had sales of $6.2 million for the quarter ended June 30, 2001, compared to sales of $4.7 million for the comparable quarter in 2000, an increase of $1.5 million, or 31%. For the six months ended June 30, 2001, sales were $10.4 million compared to sales of $10.4 million for the comparable period in 2000.

     For the quarters ended June 30, 2001 and 2000, the gross margin (sales less cost of goods sold) was $1.3 million, or 21% of sales and $1.2 million, or 26% of sales, respectively. For the six months ended June 30, 2001 and 2000, the gross margin was $1.7 million or 17% of sales and $2.9 million or 28% of sales, respectively. The decrease in gross margin was due to the change in the product sales mix and competitive pricing pressures.

     For the three months ended June 30, 2001, net losses on marketable securities were $21,000 compared to net losses of $26,000 for the same period in 2000. For the six month period ended June 30, 2001, net gains on marketable securities were $58,000 compared to $67,000 for the same period in 2000.

     Interest income was $35,000 and $59,000 for the three months ended June 30, 2001 and 2000, respectively. Interest income was $80,000 and $128,000 for the six month periods ended June 30, 2001 and June 30, 2000, respectively. Lower invested balances and lower yields on investments were the reasons for the decrease.

     Selling, general and administrative expenses were $1,229,000 for the three months ended June 30, 2001, a decrease of $240,000 or 16% from $1,469,000 for the comparable period in 2000. Selling, general and administrative expenses were $2,515,000 for the six months ended June 30, 2001 compared to $2,853,000 for the comparable period in 2000, a decrease of $338,000 or 12%. This decrease was due principally to lower personnel expenses.

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


                                           PURE WORLD, INC.




Dated: August 8, 2001                      By: /s/ Sue Ann Itzel
                                               -----------------------------
                                               Sue Ann Itzel
                                               Assistant Secretary
                                               (Principal Accounting Officer)