Form 10QSB
period 2001-09-30
PURE WORLD INC
filed 2001-11-14
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2001
                                         ------------------

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

                                 (908) 234-9220
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---   ---

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 2001, the issuer had 8,253,355 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                                   Yes   No X
                                      ---  ---

PART I  - FINANCIAL INFORMATION
-------   ---------------------
Item 1. - Financial Statements
------    --------------------

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                   (in $000's)

Assets
Current assets:
  Cash and cash equivalents                                         $ 2,637
  Marketable securities                                                  40
  Accounts receivable, net of  allowance
   for uncollectible accounts and returns and
   allowances of $151                                                 2,880
  Inventories                                                        10,444
  Other                                                                 507
                                                                    -------
      Total current assets                                           16,508
Plant and equipment, net                                              9,484
Investment in unaffiliated natural products company                   1,510
Notes receivable from affiliates                                        295
Goodwill, net of accumulated amortization of $811                     1,180
Other assets                                                            612
                                                                    -------
      Total assets                                                  $29,589
                                                                    =======

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
  Accounts payable                                                  $ 1,070
  Short-term borrowings                                               3,379
  Accrued expenses and other                                          1,515
                                                                    -------
      Total current liabilities                                       5,964
Long-term debt                                                        3,542
                                                                    -------
      Total liabilities                                               9,506
                                                                    -------

Stockholders' equity:
  Common stock, par value $.01;
   30,000,000 shares authorized;
     8,253,355 shares outstanding                                        83
  Additional paid-in capital                                         43,306
  Accumulated deficit                                              ( 23,306)
                                                                    -------
        Total stockholders' equity                                   20,083
                                                                    -------
        Total liabilities and stockholders' equity                  $29,589
                                                                    =======





          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)


                                                        Three Months Ended
                                                           September 30,
                                                        ------------------

                                                         2001        2000
                                                         ----        ----

Revenues:
  Sales                                                $ 4,598     $ 8,696
  Net losses on marketable securities                 (     26)   (     36)
  Interest income                                           27          57
                                                       -------     -------
    Total revenues                                       4,599       8,717
                                                       -------     -------

Expenses:
  Cost of goods sold                                     3,684       7,250
  Selling, general and administrative                    1,339       1,378
                                                       -------     -------
    Total expenses                                       5,023       8,628
                                                       -------     -------

Income (loss) before income taxes                     (    424)         89
Benefit for income taxes                              (     19)   (     12)
                                                       -------     -------
Net income (loss)                                     ($   405)    $   101
                                                       =======     =======

Basic and diluted net income (loss)
 per share                                            ($   .05)    $   .01
                                                       =======     =======















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)


                                                          Nine Months Ended
                                                             September 30,
                                                          ------------------

                                                           2001        2000
                                                           ----        ----

Revenues:
  Sales                                                  $14,952     $19,135
  Net gains on marketable securities                          32          31
  Interest income                                            107         185
                                                         -------     -------
    Total revenues                                        15,091      19,351
                                                         -------     -------

Expenses:
  Cost of goods sold                                      12,293      14,803
  Selling, general and administrative                      3,854       4,231
                                                         -------     -------
    Total expenses                                        16,147      19,034
                                                         -------     -------

Income (loss) before income taxes                       (  1,056)        317
Provision (benefit) for income taxes                    (      7)         42
                                                         -------     -------
Net income (loss)                                       ($ 1,049)    $   275
                                                         =======     =======

Basic and diluted net income (loss)
 per share                                              ($   .13)    $   .03
                                                         =======     =======














          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)


                                                          Nine Months Ended
                                                             September 30,
                                                          ------------------

                                                           2001        2000
                                                           ----        ----

Cash flows from operating activities:
     Net income (loss)                                   ($ 1,049)   $   275
     Adjustments:
       Depreciation and amortization                        1,352      1,263
       Net marketable securities
        transactions                                            3         62
       Change in inventories                                  439   (  2,440)
       Change in receivables                             (    105)  (  2,381)
       Change in accounts payable and
        other accruals                                        422      2,747
       Other, net                                             208   (    248)
                                                          -------    -------
       Net cash provided by (used in)
        operating activities                                1,270   (    722)
                                                          -------    -------

Cash flows from investing activities:
     Purchases of plant and equipment                    (    640)  (  1,202)
     Loans to affiliates and others                      (     30)  (     20)
     Repayment of loans to affiliates and others               54         26
                                                          -------    -------
       Net cash used in investing
        activities                                       (    616)  (  1,196)
                                                          -------    -------

Cash flows from financing activities:
     Issuance of common stock                                   -         28
     Repurchase of common stock                          (     32)         -
     Term loan borrowings                                     485      1,154
     Term loan repayments                                (  1,097)  (    976)
     Net revolving line of credit
      repayments                                         (    489)  (    484)
                                                          -------    -------
       Net cash used in financing
        activities                                       (  1,133)  (    278)
                                                          -------    -------

Net decrease in cash and cash equivalents                (    479)  (  2,196)
Cash and cash equivalents at beginning of period            3,116      5,598
                                                          -------    -------
Cash and cash equivalents at end of period                $ 2,637    $ 3,402
                                                          =======    =======

Supplemental disclosure of cash
  flow information:
      Cash paid for:
        Interest                                          $   455    $   536
                                                          =======    =======
        Taxes                                             $     1    $    14
                                                          =======    =======

          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   General
     -------
     The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries (the "Company" or "Pure World") as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year or any other period.


2.   Marketable Securities
     ---------------------

     At September 30, 2001, marketable securities consisted of the following (in $000's):

                                             Gross
                                            Holding            Fair
                             Cost            Losses            Value
                           --------         --------          -------

     Trading securities      $ 250            $ 210             $  40
                             =====            =====             =====


     All marketable securities were investments in common stock.

3.   Inventories
     -----------

     Inventories are comprised of the following (in $000's):

        Raw materials                        $ 1,450
        Work-in-progress                         750
        Finished goods                         8,244
                                             -------
          Total inventories                  $10,444
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

5.   Borrowings
     ----------

     Borrowings consisted of the following at September 30, 2001 (in $000's):

Loans payable to a bank, pursuant
   to a $3 million secured line of
   credit bearing annual interest at
   LIBOR plus 2.5% (6% at September 30, 2001)
   maturing in June 2002                                     $  2,024

Loans payable to a bank,
   collateralized by certain
   property and equipment, bearing
   annual interest of 6.878%
   maturing in December 2003                                    1,821

Loan payable to a bank, collateralized
   by certain equipment bearing annual
   interest at LIBOR plus 2.5% (6.08% at
   September 30, 2001) maturing in October 2004                 1,233

Lease payable for equipment for gross
   assets of $800,000 with imputed interest
   of approximately 8% maturing in June 2007                      657

Lease payable for equipment for gross
   assets of $392,800 with imputed
   interest of approximately 6.95%
   maturing in March 2006                                         354

Loan payable to a bank, bearing
   annual interest at LIBOR plus 2.5%
   (6.08% at September 30, 2001)
   maturing in May 2005                                           300

Leases payable for equipment                                      236

All other                                                         296
                                                              -------
      Total borrowings                                          6,921
   Less: Current portion of long-term debt                      3,379
                                                              -------
Long-term debt                                                $ 3,542
                                                              =======

     Interest expense was $134,000 and $455,000 for the three and nine months ended September 30, 2001, respectively and $183,000 and $536,000 for the same periods in 2000.

6.   Common Stock
     ------------

     In connection with the Company's common stock repurchase plans, 28,600 shares of common stock were repurchased in the nine months ended September 30, 2001. All shares repurchased were returned to the status of authorized but unissued shares.

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

     The shares used for basic income (loss) per share and diluted income per share are reconciled below (in 000's).

                                    Three Months Ended        Nine Months Ended
                                      September 30,              September 30,
                                    2001          2000        2001         2000
                                   ------        ------      ------       ------

Average shares outstanding  for
 basic income (loss) per shares     8,254         8,282       8,267        8,277

Dilutive effect of stock options        -           203           -          318
                                    -----         -----       -----        -----

Average shares outstanding for
 diluted income (loss) per share    8,254         8,485       8,267        8,595
                                    =====         =====       =====        =====


8.   Litigation
     ----------

     The Turnkey litigation was settled in September 2000. In connection with the settlement, Pure World received net proceeds of $345,000 and was relieved of any potential liability to Turnkey.

9.   New Accounting Standards
     ------------------------

     On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" was approved by the Financial Accounting Standards Board. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. The Company has not yet completed its assessment of the impact of the adoption of SFAS No. 142 on its financial position or results of operations.

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

Liquidity and Capital Resources
-------------------------------

     At September 30, 2001, the Company had cash and cash equivalents of approximately $2.6 million. Cash equivalents of $2.6 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 2.55% and 3.58%. The Company had working capital of $10.5 million at September 30, 2001. The management of the Company believes that the Company's financial resources and anticipated cash flows will be sufficient for future operations.

     Net cash of $1,270,000 was provided by operations in the nine months ended September 30, 2001. Cash flows from the net loss offset by depreciation and amortization, a decrease in inventories, and an increase in accounts payable and other accruals was the primary reason for the cash provided. Net cash of $722,000 was used in operations for the nine months ended September 30, 2000. The net use of cash was primarily attributable to an increase in inventories and receivables, partially offset by an increase in accounts payable and other accruals, and depreciation and amortization.

     Net cash of $616,000 and $1,196,000 was used in investing activities for the nine months ended September 30, 2001 and 2000, respectively. In 2001, $640,000 was used for the purchase of machinery and equipment. In 2000, $1.1 million was used in connection with the construction of a new powdering facility.

     Net cash used in financing activities was $1,133,000 for the nine months ended September 30, 2001, compared to cash used in financing activities in the nine months ended September 30, 2000 of $278,000. Net payments of notes payable were the primary reasons for the cash flows. For more information of borrowings, see Note 5 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's operations resulted in a net loss of $405,000, or $.05 basic and diluted loss per share, for the three months ended September 30, 2001 compared to net income of $101,000, or $.01 basic and diluted income per share, for the comparable period in 2000.

     The net loss was $1,049,000, or $.13 basic and diluted loss per share for the nine months ended September 30, 2001, compared to net income of $275,000, or $.03 basic and diluted income per share, for the comparable period in 2000.

     The Company, through its wholly-owned subsidiary, Pure World Botanicals, Inc. had sales of $4.6 million for the quarter ended September 30, 2001, compared to sales of $8.7 million for the comparable quarter of 2000, a decrease of $4.1 million, or 47%. For the nine months ended September 30, 2001, sales were $15 million compared to $19.1 million for the comparable period in 2000, a decrease of $4.2 million, or 22%.

     For the quarters ended September 30, 2001 and 2000, the gross margin (sales less cost of goods sold) was $914,000, or 20% of sales and $1,446,000, or 17% of sales, respectively. For the nine months ended September 30, 2001 and 2000, the gross margin was $2,659,000 or 18% of sales and $4,332,000 or 23% of sales, respectively.

     Results for the three and nine months ended September 30, 2000 were significantly affected by the delivery of a large contract to one customer to process a natural but not botanical product. That contract ended in October 2000.

     For the three months ended September 30, 2001, net losses on marketable securities were $26,000 compared to net losses of $36,000 for the same period in 2000. For the nine month period ended September 30, 2001, the net gains on marketable securities were $32,000 compared to net gains of $31,000 for the same period in 2000.

     Interest income was $27,000 and $57,000 for the three months ended September 30, 2001 and 2000, respectively. Interest income was $107,000 and $185,000 for the nine month periods ended September 30, 2001 and 2000, respectively. Lower invested balances and lower yields on investments were the reasons for the decrease.

     Selling, general and administrative expenses were $1,339,000 for the three months ended September 30, 2001, a decrease of $39,000 or 3% from $1,378,000 for the comparable period in 2000. Selling, general and administrative expenses were $3,854,000 for the nine months ended September 30, 2001 compared to $4,231,000 for the comparable period in 2000, a decrease of $377,000 or 9%. This decrease was due principally to lower personnel expenses.

PART II -  OTHER INFORMATION
-------    -----------------
Item 4. -  Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on October 29, 2001. All nominees to the Company's Board of Directors were elected.

     The following is a vote tabulation for all nominees:

                                              For            Withheld
                                           ---------         ---------

            Paul O. Koether                7,783,325           45,676
            William Mahomes, Jr.           7,783,430           45,571
            Alfredo Mena                   7,783,705           45,296

Item 6. - Exhibits and Reports on Form 8-K
------    --------------------------------

(a)      Exhibits
         --------

     None

(b)      Reports on Form 8-K
         -------------------

     No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PURE WORLD, INC.




Dated: November 14, 2001                     By:/s/ Sue Ann Itzel
                                                ------------------------
                                             Sue Ann Itzel
                                             Vice President
                                            (Principal Accounting Officer)