Form 10KSB
period 2001-12-31
PURE WORLD INC
filed 2002-04-01
CIK 356446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 2001

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _________________ to _________________.

                         Commission file number 0-10566
                                                -------
                                PURE WORLD, INC.
                               ------------------
                 (Name of small business issuer in its charter)

          Delaware                                            95-3419191
------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
           ----------------------------------------------------------
             (Address of principal executive offices with Zip Code)

          Issuer's telephone number, including area code (908) 234-9220
                                                         --------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for the fiscal year ended December 31, 2001 were approximately $18.4 million.

     At February 28, 2002, there were 8,244,634 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of such stock on such date as reported by NASDAQ, was approximately $4.7 million.

     Transitional Small Business Disclosure Format   Yes       No  X
                                                        -----    -----

                                     PART I
                                     ------

Item 1. - DESCRIPTION OF BUSINESS
-------   -----------------------

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

Manufacturing Facility (the "Facility")
---------------------------------------

     The Company believes it has the largest botanical extraction facility in North America. Situated on 4.5 acres, the 138,000 square foot Facility contains custom designed stainless steel equipment including milling equipment; percolators; vacuum stills; filters; automatic extractors; ribbon blenders; homogenizers; and high capacity spray, fluid bed and vacuum dryers, and dry and wet granulaters. The Company's spray dryers have an annual capacity of over 8,000,000 lbs and produce free-flowing powders for tableting, encapsulation or dissolution in liquids.

Powdered Herb Facility
----------------------

     In 2000, the Company converted its Teterboro, New Jersey facility from a warehouse for raw materials to a combination warehouse and botanical powdering facility. Botanical powders are milled or crushed from crude botanicals and then used in tablets or capsules. The Company believes that botanical powders are an essential complement to its line of botanical extracts. Although botanical extracts are considered to be the expanding segment of nutraceuticals, many products still consist wholly or partially of botanical powders. The total investment in the new facility was approximately $1.25 million.

Pure Powders
------------

     In February of 2002, the Company filed a patent in connection with a new invention for eliminating micro contaminants from herbal powders. The invention responds to the need for an alternative to irradiation and Ethylene oxide methods which are or soon will be banned in Europe and Japan. The Company believes that its technology is unique and more economic and effective than its principal competitive methods, steam and ozone.

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

Laboratory
----------

     The Facility contains six laboratories: quality control ("QC"); research and development ("R&D"); analytical instrumentation; flavor; cosmetic; and
microbiology. The microbiology laboratory evaluates finished products for microbiological purity. The quality control laboratory is devoted to the physical and chemical analysis of products measured against Pure World Botanicals' customer and compendial specifications. The analytical instrumentation and purification laboratories are equipped with state-of-the-art equipment including a Multi-state Mass Spectrometer (LC/Ms/Ms) on line with numerous High Performance Liquid Chromatographs (HPLC), Gas Chromatographs (GC) and a 400 megahertz Nuclear Magnetic Resonance (NMR). Thin Layer Chromatography
(TLC), Infrared Spectroscopy (IR) and Ultra-violet Spectrophotometry (UV) are also routinely used in QC and R&D.

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

     The Company has considerable proprietary technology used in its manufacturing processes, QC and R&D, and the loss or misappropriation of its technology would injure the Company. The Company has ten registered trademarks and numerous pending trademarks which it uses to differentiate its technology and products and it protects its proprietary technology by confidentiality agreements with employees, customers and prospective customers and other contractees.

     Pure World Botanicals is a member in good standing of the Institute of Food Technologies, the Cosmetic Toiletries and Fragrance Association, the Council for Responsible Nutrition, the National Nutritional Foods Association, the American Society of Pharmacognosy, and the American Society for Microbiology. The Facility is certified by the FDA for food, pharmaceutical and cosmetic ingredient production and has kosher-product and organic certification.

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

     In 1997, the Company opened a new laboratory devoted to the development of Purified Products. Although the Company maintains its commitment to the extraction of the whole plant, there are active ingredients which can be produced at efficacious levels only through a process of purification. Examples are gingko-biloba and milk thistle. Often, cosmetic companies prefer that botanicals be purified prior to use primarily to eliminate odor and color.
Although several purified products are in the pilot stage none have been manufactured in commercial size quantities. The Company has approvals for expanding its manufacturing capacity which would include capability to produce large quantities of purified products but has deferred the expansion because of market conditions.

     The Company has a broad line of more than fifty (50) standardized products. The Company believes its growth is materially dependent on the development of new products and therefore expends considerable resources on R&D.

Competition
-----------

     The  Company  has  numerous   competitors  both  domestically  and  abroad,
principally European. Some of the competitors are larger than the Company and have been producing nutraceuticals for a longer period.

Employees
---------

     At February 28, 2002, the Company had 86 full-time employees, 81 of whom were employed by Pure World Botanicals.

Products Liability Insurance
----------------------------

     The Company has experienced no product liability claims to date, however the development and marketing of botanical extracts entails an inherent risk that product liability claims may be asserted against it in the future. The Company currently has product liability coverage, which it deems adequate, but there can be no assurance that the Company can maintain adequate insurance on acceptable terms in the future. Any claim against the Company would negatively affect the reputation of the Company and a judgment above the policy limits would have an adverse financial effect on the Company.

Item 2. - DESCRIPTION OF PROPERTY
-------   -----------------------

     On February 1, 1999, the Company entered into a five-year lease agreement with an affiliate for 1,700 square feet of office space at a monthly rate of approximately $3,600.

     Pure World Botanicals leases a 138,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation owned by the former owners of Pure World Botanicals for $20,000 per month, net, plus one percent of the gross revenues of Pure World Botanicals up to an additional $200,000 per annum. At December 31, 2001, the lease had a term of three years and expires in December 2004 with three ten-year renewal options at base rates up to $22,898 per month. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories; manufacturing space of 70,000 square feet; and warehousing space of 38,000 square feet.

     Pure World Botanicals also leases a facility in Teterboro, New Jersey from an unrelated party for approximately $11,000 per month which until March of 2000 was used exclusively for storage of raw materials. In March 2000, this facility was converted into a combination warehouse and botanical powdering facility. Botanical powders result from milling or crushing crude botanicals. The powders are then used in tablets or capsules. The Company believes that botanical powders are an essential complement to its line of botanical extracts. Although botanical extracts are considered to be the expanding segment of nutraceuticals, many products still consist wholly or partly of botanical powders. The total investment in the new facility was approximately $1.25 million.

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

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on October 29, 2001. All nominees to the Company's Board of Directors were elected.

     The following is a vote tabulation for all nominees:

                                        For                 Withheld
                                    -----------            ----------

          Paul O. Koether            7,783,325               45,676
          William Mahomes, Jr.       7,783,430               45,571
          Alfredo Mena               7,783,705               45,296

                                     PART II
                                     -------


Item 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   --------------------------------------------------------

     At February 28, 2002, the Company had approximately 2,100 stockholders of record. The Company's common stock currently trades on the NASDAQ/National Market System under the symbol "PURW". On February 28, 2002 the closing price per share of the common stock was $.90.

     The following table sets forth the high and low closing prices for the common stock for the periods indicated, as reported by NASDAQ on the National Market System.

     Calendar Quarter Ended:

                                       High                      Low
                                       ----                      ---
     2001
     ----

         March 31                     $ 1.38                    $ 1.03
         June 30                        1.30                       .96
         September 30                   1.36                       .96
         December 31                    1.10                       .81

     2000
     ----

         March 31                     $ 6.4375                  $ 3.50
         June 30                        5.50                      2.625
         September 30                   3.125                     2.125
         December 31                    2.375                     1.00

     The Company has not declared or paid any cash dividends on its common stock in 2001 or 2000 and does not foresee doing so in the immediate future.

     NASDAQ has notified Pure World that its common stock will be delisted unless it trades above $1 and has a minimum market value of publicly held shares of $5 million for a period of 10 consecutive days before May 15, 2002. If the common stock is not in compliance by May 15, 2002, Pure World has the option to appeal the Staff's determination to a Listing Qualification Panel. If a final determination is made to delist the Common Stock, Pure World may apply to transfer its securities to the Nasdaq SmallCap Market.

Item 6. - MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
-------   ----------------------------------------------------------------------
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

Liquidity and Capital Resources
-------------------------------

     At December 31, 2001, the Company had cash and cash equivalents of $2.7 million. Cash equivalents consisted of U.S. Treasury Bills with original maturities of less than three months and yields ranging from 1.69% to 2.16%. The Company also had marketable securities with a market value of approximately $27,000 at December 31, 2001. Marketable securities consisted of trading securities as defined under accounting principles generally accepted in the United States of America. See Notes 1 and 2 of Notes to Consolidated Financial Statements for additional information. Net working capital was approximately $8.9 million at December 31, 2001. At December 31, 2001 the Company did not comply with a certain covenant of a loan agreement. The Company received a waiver of such non-compliance from the lender. The Company has commenced discussions with existing and other lenders to explore the opportunity to refinance some or all of its debt. The management of the Company believes that its financial resources and anticipated cash flows will be sufficient for future operations.

     Net cash of $1,643,000 was provided by operating activities in 2001. Cash flows from the net loss of $2,882,000 adjusted for depreciation and amortization of $1,806,000 and changes in inventories and receivables of $1,267,000 and $731,000 respectively were the primary reasons for the cash provided in 2001.

     In 2000, net cash of $658,000 was used by operations. The use of cash was caused primarily by the net loss of $1,591,000, combined with the increase in inventory of $103,000 the increase in receivables of $323,000, the decrease in accounts payable and other accruals of $292,000 and unrealized gains of $376,000 partially offset by depreciation and amortization of $1,702,000 and net marketable securities transactions of $486,000.

     Net cash of $608,000 was used in investing activities in 2001 due primarily to the purchase of plant and equipment. In 2000, net cash of $1,285,000 was used in investing activities due primarily to the construction of a new powdering facility.

     Cash used in financing activities was approximately $1,468,000 in 2001 and $539,000 in 2000, due primarily to the decrease in borrowings. For additional information on the terms of the Company's borrowings, see Note 6 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's consolidated operations resulted in a net loss of $2,882,000, or basic and diluted loss per share of $.35, in 2001 compared to a net loss of $1,591,000, or basic and diluted loss per share of $.19 in 2000.

     The Company had sales in 2001 of approximately $18,212,000, a decrease of approximately $5,775,000 or 24% from 2000 sales of $23,987,000. Cost of goods sold was $16,113,000 and gross margin was $2,099,000 in 2001, compared to cost of goods sold of $20,176,000 and gross margin of $3,811,000 in 2000. Gross margin as a percentage of sales was 11.53% and 15.89% in 2001 and 2000, respectively. The decrease in sales and gross margin was principally due to the delivery of a large contract to one customer to process a natural, but not botanical product in 2000. Gross margin also decreased as the Company continues to experience price pressure on its products. Additionally, results for the year 2001 and 2000 were negatively affected by charges of $575,000 and $1,175,000, respectively to bring the inventory valuation in line with current market conditions. In the year 2000, one customer accounted for more than 49% of sales. In 2001, that customer accounted for approximately 32% of sales.

     In 2001,  the  Company  recorded  net income on  marketable  securities  of
$32,000,  compared  to net  losses of  $17,000  in 2000.  In 2001,  $322,000  of realized losses were offset by $354,000 of unrealized gains. In 2000, $393,000 of realized losses were partially offset by realized gains of $376,000.

     Interest, dividends and other income was $127,000 in 2001 compared to $237,000 in 2000. This decrease was due principally to lower yields on investments in 2001.

     General and administrative expenses (consisting of personnel, professional and all other expenses) were $5,151,000 in 2001, compared to $5,570,000 in 2000, a decrease of $419,000 or approximately 8%. Personnel expenses were $1,614,000 in 2001, a decrease of $489,000, or 23%, from $2,103,000 in 2000. The principal reasons for the decrease were lower bonus payments and benefit costs.
Professional fees consisting of legal, accounting and consulting fees, were $635,000 in 2001, an increase of $42,000, or 7%, from the 2000 professional fees of $593,000. The increase was principally due to higher consulting fees. Other general and administrative expenses were $2,902,000 in 2001, an increase of $28,000 or 1% from $2,874,000 in 2000.

New Accounting Standards
------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133, an Amendment of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material effect on the Company's financial condition, results of operations or liquidity.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions recorded separately for goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. The Company will discontinue the amortization of goodwill effective January 1, 2002. This will result in a reduction of amortization expense of approximately $143,000 in 2002.

     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2002, and management believes that the impact that this statement will have on its results of operations or financial position will not be significant.

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Live Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount of fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on January 1, 2002, and management believes that the impact that this statement will have on its results of operations or financial positions will not be significant.

Item 7. - FINANCIAL STATEMENTS
-------   --------------------

     The financial statements filed with this item are listed below:

     Independent Auditors' Report

     Consolidated Financial Statements:

                Consolidated Balance Sheet as of December 31, 2001

                Consolidated Statements of Operations for the Years ended December 31, 2001 and 2000

                Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2001 and 2000

                Consolidated Statements of Cash Flows for the Years ended December 31, 2001 and 2000

                Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Pure World, Inc.:

We  have  audited  the  accompanying  consolidated  balance sheet of Pure World,
Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pure World, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 28, 2002

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001
                                   (in $000's)

ASSETS
------

Current Assets:
   Cash and cash equivalents                                          $  2,683
   Marketable securities                                                    27
   Accounts receivable, net of allowance for
    uncollectible accounts and returns and
    allowances of $157                                                   2,044
   Inventories                                                           9,616
   Other                                                                   483
                                                                      --------
    Total current assets                                                14,853
Investment in unaffiliated natural products company                      1,510
Plant and equipment, net                                                 9,080
Notes receivable from affiliates                                           292
Goodwill, net of accumulated amortization of $847                        1,144
Other assets                                                               541
                                                                      --------
    Total assets                                                      $ 27,420
                                                                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accounts payable                                                   $  1,250
   Short-term borrowings                                                 3,376
   Accrued expenses and other                                            1,336
                                                                      --------
    Total current liabilities                                            5,962
Long-term debt                                                           3,218
                                                                      --------
    Total liabilities                                                    9,180
                                                                      --------

Commitments and Contingencies (Notes 10 and 11)

Stockholders' equity:
Common stock, par value $.01;
    30,000,000 shares unauthorized;
    8,244,634 shares issued and outstanding                                 82
Additional paid-in capital                                              43,298
Accumulated deficit                                                  (  25,140)
                                                                      --------
    Total stockholders' equity                                          18,240
                                                                      --------
    Total liabilities and stockholders' equity                        $ 27,420
                                                                      ========

          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in $000's, except per share data)

                                                     Year Ended December 31,
                                                    -------------------------
                                                      2001             2000
                                                      ----             ----

Revenues:
  Sales                                             $ 18,212         $ 23,987
  Net gains (losses) on marketable
     securities                                           32        (      17)
  Interest, dividend and other income                    127              237
                                                    --------         --------
          Total revenues                              18,371           24,207
                                                    --------         --------

Expenses:
  Cost of goods sold:
     Cost of goods sold                               15,538           19,001
     Inventory write-down                                575            1,175
                                                    --------         --------
        Total cost of goods sold                      16,113           20,176
  Selling, general and administrative                  5,151            5,570
                                                    --------         --------
          Total expenses                              21,264           25,746
                                                    --------         --------

Loss before income taxes                           (   2,893)       (   1,539)
Provision (benefit) for income taxes               (      11)              52
                                                    --------         --------

Net loss                                           ($  2,882)       ($  1,591)
                                                    ========         ========

Basic and diluted net loss per share               ($    .35)       ($    .19)
                                                    ========         ========








          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (in 000's)



                                                                     Additional                          Total
                                   Total Shares        Common         Paid-In        Accumulated      Stockholders'
                                   Outstanding         Stock          Capital          Deficit           Equity
                                   -----------         -----          -------        -----------      ------------



Balance, January 1, 2000              8,269            $  83          $43,321          ($20,667)          $22,737

Net loss                                  -                -                -          (  1,591)         (  1,591)

Issuance of Common Stock                 13                -               16                 -                16
                                    -------            -----          -------           -------           -------

Balance, December 31, 2000            8,282               83           43,337          ( 22,258)           21,162

Net loss                                  -                -                -          (  2,882)         (  2,882)

Repurchase of common stock         (     37)          (    1)        (     39)                -          (     40)
                                    -------            -----          -------           -------           -------

Balance, December 31, 2001            8,245            $  82          $43,298          ($25,140)          $18,240
                                    =======            =====          =======           =======           =======







          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in $000's)



                                                                    Year Ended December 31,
                                                                    -----------------------
                                                                      2001          2000
                                                                      ----          ----

Cash flows from operating activities:
   Net loss                                                        ($ 2,882)     ($ 1,591)
   Adjustments:
       Depreciation and amortization                                  1,806         1,702
       Unrealized gains on marketable securities                   (    354)     (    376)
       Net marketable securities transactions                           370           486
       Change in inventories                                          1,267      (    103)
       Change in receivables                                            731      (    323)
       Change in accounts payable and other accruals                    423      (    292)
       Other, net                                                       282      (    161)
                                                                    -------       -------
       Net cash provided by (used in) operating activities            1,643      (    658)
                                                                    -------       -------

Cash flows from investing activities:
   Purchase of plant and equipment, net                            (    654)     (  1,304)
   Loans to affiliates and others                                  (     30)     (     20)
   Repayments of loans to affiliates                                     76            39
                                                                    -------       -------
       Net cash used in investing activities                       (    608)     (  1,285)
                                                                    -------       -------

Cash flows from financing activities:
   Issuance of common stock                                               -            16
   Repurchase of common stock                                      (     40)            -
   Term loan borrowings                                                 485         1,170
   Term loan repayments                                            (  1,457)     (  1,324)
   Net revolving line of credit repayments                         (    456)     (    401)
                                                                    -------       -------
       Net cash used in financing activities                       (  1,468)     (    539)
                                                                    -------       -------

Net decrease in cash and cash equivalents                          (    433)     (  2,482)
Cash and cash equivalents at beginning of year                        3,116         5,598
                                                                    -------       -------
Cash and cash equivalents at end of year                            $ 2,683       $ 3,116
                                                                    =======       =======


Supplemental disclosure of cash
  flow information:
Cash paid for:
    Interest                                                        $   573       $   695
                                                                    =======       =======
    Taxes                                                           $     -       $    13
                                                                    =======       =======




          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000


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

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                     Years Ended December 31, 2001 and 2000

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

                     Years Ended December 31, 2001 and 2000

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

            The fair value of the Company's debt approximates their carrying values due to the variable interest-rate feature of the instruments. The fair value of the Company's interest rate swap at December 31, 2001 was insignificant.

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

                     Years Ended December 31, 2001 and 2000

       outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

            The shares used for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled below.

                                                         (Shares in Thousands)
                                                            2001       2000
                                                            ----       ----

             Basic earnings (loss) per common share:
                Average shares outstanding for basic
                   earnings per share                      8,263       8,278
                                                           =====       =====

             Diluted earnings (loss) per common share:
                Average shares outstanding for basic
                   earnings per share                      8,263       8,278
                Diluted effect of stock options                -           -
                                                           -----       -----
                Average shares outstanding for diluted
                   earnings (loss) per share               8,263       8,278
                                                           =====       =====

       Major Customers
       ---------------

            In the year 2000, one customer accounted for more than 49% of sales. In 2001, that customer accounted for approximately 32% of sales.

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

            In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000

       after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions recorded separately for goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. The Company will discontinue the amortization of goodwill effective January 1, 2002. This will result in a reduction of amortization expense of approximately $143,000 in 2002.

            In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2002, and management believes that the impact that this statement will have on its results of operations or financial position will not be significant.

            In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Live Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount of fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on January 1, 2002, and management believes that the impact that this statement will have on its results of operations or financial positions will not be significant.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000

2.     Marketable Securities
       ---------------------

            At December 31, 2001, securities consisted of the following (in $000's):


                                                          Gross
                                           Cost          Holding       Market
                                           Basis         Losses        Value
                                           -----         ------        -----

              Marketable securities       $  187         $  160        $   27
                                          ======         ======        ======


            All investment securities are investments in common stock.

            Realized losses of $322,000, as well as unrealized gains of $354,000 were included in the results of operations for the year ended December 31, 2001. In 2000, realized losses of $393,000 and unrealized gains of $376,000 were included in the results of operations.

3.     Inventories
       -----------

            Inventories are comprised of the following (in $000's):

                      Raw materials                  $ 1,779
                      Work-in-process                    547
                      Finished goods                   7,290
                                                     -------
                          Total                      $ 9,616
                                                     =======

            Charges  of  $575,000  and  $1,175,000  were taken in 2001 and 2000, respectively to bring the inventory valuation in line with current market conditions.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000


4.     Plant and Equipment
       -------------------

            At December 31, 2001, plant and equipment consisted of the following (in $000's):

                   Machinery and equipment                 $ 10,359
                   Leasehold improvements                     2,803
                   Office equipment, furniture
                    and fixtures                              1,853
                   Accumulated depreciation               (   5,935)
                                                           --------
                            Total                          $  9,080
                                                           ========

5.     Investment in Unaffiliated Natural Products Company
       ---------------------------------------------------

            In  May  1996,  the  Company  purchased  500  shares of common stock
       representing  a   25%  interest   in   Gaia   Herbs,  Inc.  ("Gaia")  for
       approximately $1 million. In June 1997, the Company purchased an additional 200 shares of common stock for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first four years and 36 monthly payments of principal and interest thereafter (the "Pure World Loan"). The Pure World Loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. The Pure World loan balance was approximately $174,000 at December 31, 2001. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

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

                     Years Ended December 31, 2001 and 2000

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

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000

6.     Borrowings
       ----------

            Borrowings consisted of the following at December 31, 2001 (in $000's):

            Loans payable to a bank, pursuant
                to a $3 million secured line of
                credit bearing annual interest at
                LIBOR plus 2.5% (4.75% at December
                31, 2001) maturing in June 2002                      $2,057

            Loans payable to a bank,
                collateralized by certain
                property and equipment,
                bearing annual interest at
                6.878% maturing in December 2003                      1,714

            Loans payable to a bank, collateralized
                by certain equipment bearing
                annual interest LIBOR plus 2.5%
                (4.6% at December 31, 2001)
                maturing in October 2004                              1,133

            Lease payable for equipment for gross assets
                of $800,000 with imputed interest at
                approximately 8% maturing in June 2007                  628

            Lease payable for equipment with gross assets
                of $392,800 with imputed interest of
                approximately 6.95% maturing in March 2006              334

            Loans payable to a bank, bearing annual
                interest at LIBOR plus 2.5% (4.6% at
                December 31, 2001) maturing in May 2005                 280

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000

            Leases payable for equipment                                199

            All other                                                   249
                                                                     ------
                  Total                                               6,594
            Less: Current portion of borrowings                       3,376
                                                                     ------
            Long-term debt                                           $3,218
                                                                     ======

            Interest expense was $573,000 and $695,000 for the years ended December 31, 2001 and 2000, respectively. The loan agreements contain certain restrictive covenants. The Company was not in compliance with a certain covenant at December 31, 2001, however, it has obtained a waiver of such non-compliance from the lender.

            Aggregate maturities of borrowings (in $000's) for each of the years in the five year period ending December 31, 2006 are $1,319; $1,240; $1,093; $688 and $139. These maturities exclude $2,057,000 of debt pursuant to a $3 million line of credit.

       Interest Rate Swap Agreement
       ----------------------------

            In connection with the origination of a bank loan, the Company entered into an interest rate swap agreement (notional amount $1,133,000) as required by the bank to effectively convert floating-rate debt to fixed rate debt in order to reduce the Company's risk to movements in interest rates. This agreement involves the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amount and involved no cost to the Company. Accordingly, the impact of the fluctuations in interest rates on this interest rate swap agreement is fully offset by the opposite impact on the related debt. The fair value of this instrument is not material.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000

7.     Common Stock
       ------------

       Stock Repurchase
       ----------------

            The Company had previously announced plans to repurchase shares of the Company's common stock subject to market conditions and other considerations as determined by the Board of Directors ("Repurchase Plans"). Under these Repurchase Plans the Company can repurchase an additional 1.6 million shares.

            In 2001, the Company repurchased 37,321 shares of Common Stock which were returned to the status of authorized but unissued shares.

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

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000


            The following table summarizes option transactions under the Option Plans for the years ended December 31, 2001 and 2000:

                                                            Weighted Average
                                           Shares            Exercise Price
                                          --------          ----------------

            Options outstanding at
             January 1, 2000               855,375               $ 2.83
            Options granted                255,900                 3.03
            Options canceled            (   54,995)                4.69
            Options exercised           (   13,200)                1.25
                                         ---------
            Options outstanding at
             December 31, 2000           1,043,080                 2.86

            Options canceled            (   79,550)                1.46
                                         ---------
            Options outstanding at
             December 31, 2001             963,530                 2.97
                                         =========


            For options outstanding and exercisable at December 31, 2001, the exercise price ranges are:



                                 Options Outstanding                                          Options Exercisable
                ------------------------------------------------------     --------------------------------------------------
                        Number        Weighted-Average    Weighted-            Number        Weighted-Average     Weighted-
     Range of       Outstanding at     Remaining Life      Average          Outstanding at    Remaining Life       Average
  Exercise Price   December 31, 2001    (In Years)     Exercise Price      December 31, 2001     (In Years)    Exercise Price
----------------------------------------------------------------------     --------------------------------------------------

     $1 - $3            480,200              3            $ 1.81                421,080              3             $ 1.68
     $3.01 - $6         483,330              7            $ 4.12                280,556              7             $ 4.31
                      ---------                           ------                -------                            ------
                        963,530                           $ 2.97                701,636                            $ 2.35
                      =========                           ======                =======                            ======


                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000

            In addition, in 1995 in connection with the Pure World Botanicals acquisition, the Company issued to the former Pure World Botanicals shareholders options outside of the 1991 Plan to acquire 275,000 shares of the Company's common stock at its then approximate fair value of $1.91 per share. Three employees of Pure World Botanicals were also given a total of 66,000 options outside of the 1991 Plan with prices ranging from $1.82 - $1.91, the approximate fair market value at the time of grant, in connection with their employment. In 1996, 62,700 options were granted outside of the 1991 Plan to various employees of the Company and Pure World Botanicals in connection with their employment with prices ranging between $1.65 and $2.05, the approximate fair market value at the time of the grant. In 1997, 44,000 options were granted outside of the 1997 Plan for new employees with prices ranging from $3.07 to $4.89 per share. In 2001, 235,000 options were granted outside of the 1997 plan at $1.00 per share. Of these options, 368,500 have since been canceled.

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

            Had compensation cost for the issued stock options been determined based upon the fair values at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                        2001            2000
                                                        ----            ----

            Net loss:
              As reported (in 000's)                 ($ 2,882)        ($1,591)
              Pro forma (in 000's)                   ($ 3,393)        ($2,228)

            Basic and diluted net loss per share:
              As reported                            ($   .35)        ($  .19)
              Pro forma                              ($   .41)        ($  .27)

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000


            All options granted to date have an exercise price equal to the market price of the Company's stock on the grant date. For purposes of calculating the compensation cost consistent with FASB Statement 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 108.17 percent in 2001 and
       65.87 percent in 2000; risk  free  interest rates between 5.0 percent and
       7.63 percent; and weighted average expected lives of 5 to 10 years.

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

            The term is to be automatically extended one day for each day elapsed after the Effective Date. The Chairman may terminate his employment under the Agreement under certain conditions specified in the Agreement, and the Company may terminate the Chairman's employment under the Agreement for cause. In the event of the Chairman's death during the term of the Agreement, his beneficiary shall be paid a monthly death benefit equal to $215,000 per year for three years payable in equal monthly installments. Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement, he shall be paid an annual disability payment equal to 80 percent of his base salary plus cash bonuses in effect at the time of the disability. Such disability payments shall continue until the Chairman attains the age of
       70. The Company accrued approximately $35,000 in each of 2001 and 2000 for the contingent payments provided under the terms of the Agreement.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000

            In connection with the Pure World Botanicals acquisition, the Vice Chairman was given an employment agreement commencing January 3, 1995 for a term of four years at an annual salary of $150,000. The employment contract was subsequently extended for an additional three years.

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

9.     Income Taxes
       ------------

            At December 31, 2001, the Company had net operating loss carryforwards ("NOLs") of approximately $16 million for Federal income tax reporting purposes, which expire in the years 2002 through 2021. The ultimate realization of the tax benefits from the net operating loss is dependent upon future taxable earnings of the Company.

            The components of income tax expense (benefit) were as follows (in $000's):



                                                   2001                 2000
                                                 --------             --------

                  Federal-current                  $  -                 $  -
                  State-current                   (  11)                  52
                  Deferred                            -                    -
                                                   ----                 ----
                      Total expense (benefit)     ($ 11)                $ 52
                                                   ====                 ====

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000

            Deferred income taxes reflect the tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2001 are as follows (in $000's):

              Deferred tax assets:
                  Net operating loss carryforwards                $  6,033
                  Alternative minimum tax
                     credit carryforwards                              286
                  Other, net                                           849
                                                                  --------
                                                                     7,168
              Valuation allowance                                (   6,919)
                                                                  --------

              Net deferred tax asset                              $    249
                                                                  ========

            Due  to the relatively  short expiration periods of the NOLs and the
       unpredictability  of  future  earnings,  the   Company  believes  that  a
       substantial valuation allowance for the deferred tax asset is required.

            A reconciliation of the provision for income tax expense (benefit) to the expected income tax expense (benefit) (income (loss) before income taxes times the statutory tax rate of 34%) is as follows (in $000's):

                                                     2001               2000
                                                   --------           --------

             Loss before income taxes              ($ 2,893)         ($ 1,539)
             Statutory federal income
                 tax rate                                34%               34%
                                                    -------           -------
             Expected income tax (benefit)         (    984)         (    523)
             State tax, net of federal
                 benefits                          (      7)               35
             Change in valuation allowance            1,093          (    156)
             Expiration of tax credit
                 and state net operating loss
                    carryforwards                         -               683
             Other, net                            (    113)               13
                                                    -------           -------
              Provision (benefit) for income
                 taxes                             ($    11)          $    52
                                                    =======           =======

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000


            The Tax Reform Act of 1986, as amended, provides for a parallel tax system which requires the calculation of AMT and the payment of the higher of the regular income tax or AMT. The Company also has an AMT credit carryforward of approximately $286,000 which will be allowed as a credit carryover against regular tax in the future in the event the regular tax exceeds the AMT tax.

            Pure World Botanical's New Jersey income tax returns for the years 1996-1999 are currently being reviewed by the State of New Jersey. It is not anticipated that any deficiencies will be material to the Company.

10.    Commitments, Contingencies and Related Party Transactions
       ---------------------------------------------------------

            The Chairman of the Company is the Chairman of a brokerage firm which provided investment services to the Company during the years ended December 31, 2001 and 2000. Brokerage commissions paid by the Company totaled approximately $1,600 in 2001 and $2,000 in 2000.

            The Chairman of the Company is also the President of Sun Equities Corporation ("Sun"), the Company's principal stockholder. The Company reimburses Sun for the Company's proportionate share of the cost of group medical insurance and certain general and administrative expenses. Such reimbursements for the years ended December 31, 2001 and 2000 amounted to approximately $739,000 and $781,000, respectively. Sun received no remuneration or administrative fees for performing this service.

            Rosenman & Colin, LLP ("R&C") performed legal work for the Company and its subsidiaries in 2001 and 2000. Natalie I. Koether, President of the Company and of Pure World Botanicals and the wife of the Chairman of the Company, is of counsel to R&C. Aggregate fees and expenses billed to the Company and its subsidiaries were approximately $53,000 in 2001 and $269,000 in 2000.

            Pure World Botanicals leases a 138,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation owned by the former owners of Pure World Botanicals for $20,000 per month, net, plus one percent of the gross revenues of Pure World Botanicals up to an additional $200,000 per annum. At December 31, 2001, the lease had a

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000


       term of three years and expires in December 2004 with three ten-year renewal options at base rates up to $22,898 per month. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories; manufacturing space of 70,000 square feet; and warehousing space of 38,000 square feet.

            Pure World Botanicals also leases a warehouse facility in Teterboro, New Jersey for approximately $11,000 per month from an unrelated party.

            The Company also rents office space from an affiliate. Such rent expense was approximately $43,000 in 2001 and in 2000.

            During 1995, the Company loaned money to an officer of the Company and to an officer of Pure World Botanicals to acquire common stock ("Stock") of the Company in the open market. These loans, amounting to $86,000, were non-recourse loans collateralized by the Stock, bearing interest at the minimum rate required under the Internal Revenue Code to avoid imputation of interest. As of December 31, 2001 both of these loans have been paid in full.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000

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

Item 8.  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUTING AND
-------     --------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

     None

                                    PART III
                                    --------

Item 9. -   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
-------     ------------------------------------------------------------

     The three members of the Board of Directors were elected at the 2001 Annual Meeting of Stockholders and will serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The Company's officers are elected by and serve at the leave of the Board.

     There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. Paul O. Koether, the Chairman of the Company, and Natalie I. Koether, the President of the Company, are spouses.

     The directors and executive officers of the Company at February 28, 2002 were as follows:


                                                Position and Office
                                                Presently Held with              Director
     Name of Person             Age                 the Company                    Since
     --------------             ---             -------------------                -----

     Paul O. Koether             65             Chairman and                        1988
                                                Director of the
                                                Company; Chairman
                                                of Pure World Botanicals

     Alfredo Mena                49             Director                            1992

     William Mahomes, Jr.        55             Director                            1993

     Natalie I. Koether          62             President of the                       -
                                                Company and of Pure World
                                                Botanicals

     Voldemar Madis              61             Vice Chairman of the                   -
                                                Company and of Pure World
                                                Botanicals

     Dr. Qun Yi Zheng            44             Executive Vice President               -
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

William Mahomes, Jr. In June 2001, Mr. Mahomes joined Simmons Mahomes P.C., a law firm that emphasizes real estate commercial transactions and mediations. From March 1997 to May 2001, Mr. Mahomes owned Mahomes & Associates, a Professional Corporation, involved in the practice of law, emphasizing mediation of real estate and commercial transactions. From 1994 to March 1997, Mr. Mahomes was a Senior Shareholder of the law firm of Locke Purnell Rain Harrell. From 1990 to 1994 he was an international partner in the Dallas office of Baker & McKenzie. Mr. Mahomes currently serves on the Board of Directors of a variety of organizations, including the Texas Pension Review Board, Texas Academy a charter school and the Texas Affiliate Board of Healthcare Service Corporation, formerly known as Blue Cross and Blue Shield of Texas.

Natalie I. Koether is engaged principally in the following activities: (i) President of the Company since February 1, 1997 and President and Director of Pure World Botanicals since November 1995; (ii)of Counsel with the law firm of Rosenman & Colin, LLP, from September 1993.

                                     III-2

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

Item 10. - EXECUTIVE COMPENSATION
--------   ----------------------

     The table below sets forth for the years ended December 31, 2001, 2000 and 1999, the compensation of any person who, as of December 31, 2001, was the Chief Executive Officer of the Company or who was among the four most highly compensated executive officers of the Company other than the Chief Executive Officer with annual compensation in excess of $100,000 ("Executive Officers").


                                                            Long-Term
Name and                      Annual Compensation(1)(2)   Compensation
                             --------------------------   ------------
Principal Position        Year       Salary       Bonus     Options(#)
------------------        ----       ------       -----   ------------

Paul O. Koether           2001    $  17,965     $     -           -
Chairman                  2000      161,652           -           -
                          1999      197,283           -           -

Natalie I. Koether        2001    $  22,531     $     -     160,000
President                 2000      270,374           -           -
                          1999      247,981           -           -

Voldemar Madis            2001    $ 160,937     $     -           -
Vice Chairman             2000      160,937           -           -
                          1999      161,291           -           -

Qun Yi Zheng              2001    $ 184,812     $     -      75,000
Executive Vice            2000      188,753       6,923     100,000
President                 1999      182,080      20,000           -

----------------------------------------------------------

(1)    The Company currently has no bonus plan.


                                     III-3

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








                                     III-4

                                Fiscal Year-End Options Values
                    -----------------------------------------------------------
                                                       Value of Unexercised
                       Number of Unexercised                In-the-Money
                         Options at 12/31/01            Options at 12/31/01
 Name                 Exercisable/Unexercisable       Exercisable/Unexercisable
------                -------------------------       -------------------------

Paul O. Koether           165,000 /       -               $     - / $      -
Natalie I. Koether        435,000 /       -                     - /        -
Voldemar Madis            120,000 /       -                     - /        -
Qun Yi Zheng              146,500 / 193,500                     - /        -

401(k) Plan
-----------

     The Company has established a Retirement Savings Plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan permits employees of the sponsor to defer a portion of their compensation on a pre-tax basis. Employees who meet the 401(k) Plan's eligibility requirements may defer up to 15% of their compensation not to exceed the Internal Revenue Service limit ($10,500 in 2001 and $10,500 in 2000.) The Company did not match employee contributions in 2001 or 2000. Federally mandated discrimination testing limits the amounts which highly paid employees may defer based on the amounts contributed by all other employees. Participant elective deferral accounts are fully vested and participant matching contribution accounts in the 401(k) Plan are vested in accordance with a graduated vesting schedule over a period of six years of service. All participant accounts in the 401(k) Plan are invested at the direction of the participants among several different types of funds offered by a large mutual fund management company selected by the Company. Distributions of account balances are normally made upon death, disability or termination of employment after normal retirement date (age 60) or early retirement date (age
55). However, distribution may be made at any time after an employee terminates employment. Amounts payable to an employee are dependent on the employee's account balance, which is credited and debited with appropriate earnings, gains, expenses and losses of the underlying investment. Benefits are determined by contributions and investment performance over the entire period an employee participates in the 401(k) Plan. Payment is made in a single cash sum no later than sixty days following the close of the year in which the event giving rise to the distribution occurs.

     The Company does not have any other bonus, profit sharing, or compensation plans in effect.


                                     III-5

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

                                     III-6

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

Remuneration of Directors
-------------------------

     Directors who are not employees of the Company receive a fee of $1,800 for attending each meeting of the Board or a committee meeting. During 2001, the Company paid directors' fees in the aggregate of approximately $37,800.































                                     III-7

Item 11. -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------
     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 2002, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officer and directors and officers as a group:

                                        Number of Shares            Approximate
      Name and Address                   of Common Stock             Percent
      Of Beneficial Owner              Beneficially Owned(1)         of class
      -------------------              ------------------          ------------

      Paul O. Koether
      211 Pennbrook Road
      Far Hills, N.J. 07931                3,557,395(2)              38.97%

      Natalie I. Koether
      211 Pennbrook Road
      Far Hills, N.J. 07931                3,557,395(3)              38.97%

      Sun Equities Corporation
      376 Main Street
      Bedminster, N.J. 07921               2,476,325                 30.04%

      William Mahomes, Jr.
      900 Jackson Street
      Suite 540
      Dallas, TX 75202                        11,000                   *

      Alfredo Mena
      P.O. Box 520656
      Miami, FL 33152                         18,700                   *

      Voldemar Madis
      375 Huyler Street
      South Hackensack, NJ 07606             124,070                   *

      Dr. Qun Yi Zheng
      375 Huyler Street
      South Hackensack, NJ 07606             146,500                   *

      Donald Drapkin
      35 East 62nd Street
      New York, NY 10021                     749,000(4)               9.08%


                                     III-8

      Dimensional Fund Advisors, Inc.
      1299 Ocean Avenue, 11th Floor
      Santa Monica, CA 90401                 547,190(5)               6.64%


      All directors and
      Officers as a group
      (6 persons)                          3,857,665                 42.26%
      ------------------------------
      *Represents less than one percent.

(1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in this footnote or in other footnotes below. Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within sixty days: Paul O. Koether (165,000 shares); Natalie I. Koether (435,000 shares); Alfredo Mena (16,500 shares); Voldemar Madis (120,000 shares); Qun Yi Zheng (146,500 shares); and all directors and officers as a group (883,000 shares).

(2) Includes 677,550 shares beneficially owned by his wife, including 110,000 shares owned by Emerald Partners of which she is the sole general partner, 435,000 shares which she has the right to acquire upon exercise of stock options and 132,550 shares held in custodial accounts. Mr. Koether may also be deemed to be the beneficial owner of the 2,476,325 shares owned by Sun, of which Mr. Koether is a principal stockholder and Chairman, 114,330 shares held in discretionary accounts of certain of his brokerage customers and 14,190 shares held in Mr. Koether's IRA account. Mr. Koether disclaims beneficial ownership of all of the foregoing shares.

(3) Includes 110,000 shares owned by Emerald Partners of which Mrs. Koether is the sole general partner; 435,000 shares which she has the right to acquire upon exercise of stock options; 132,550 shares held in custodial accounts; and the shares beneficially owned by her husband, described above in footnote (2). Mrs. Koether may also be deemed to be the beneficial owner of the 2,476,325 shares owned by Sun, of which she is a principal stockholder and her husband is a principal stockholder and Chairman. Mrs. Koether disclaims beneficial ownership of all of the foregoing shares.

(4)   According  to  Schedule  13  G/A  filed  on February 14, 2002 by Donald R.
      Drapkin.


                                      III-9

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

Item 12. -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

     The Chairman of the Company is also the President of Sun Equities Corporation ("Sun"), the Company's principal stockholder. The Company reimburses Sun for the Company's proportionate share of the cost of group medical insurance and certain general and administrative expenses. Such reimbursements for the years ended December 31, 2001 and 2000 amounted to approximately $739,000 and $781,000, respectively. Sun received no remuneration or administrative fees for performing this service.

     Rosenman & Colin LLP ("R&C") performed legal work for the Company for which it billed the Company an aggregate of approximately $53,000 in 2001 and $269,000 in 2000. Natalie I. Koether, Esq., President of the Company and of Pure World Botanicals and wife of the Chairman of the Company, is of Counsel to R&C.
















                                     III-10

                                     PART IV
                                     -------

Item 13. -  EXHIBITS AND REPORTS ON FORM 8-K
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

        (d)     Certificate of Amendment of       Incorporation by reference to
                Restated Certificate of Incor-    Pure World, Inc. Form 10-KSB
                poration of the Company           for  the  year  ended December
                                                  31, 1996.

    3.2         By-laws, as amended               Incorporation by reference to
                                                  American Holdings, Inc.
                                                  Form 10-KSB for the year ended
                                                  December 31, 1992.

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

   10.9         Disclosure Statement Related      Incorporated by reference to
                to Plan of Reorganization of      American Holdings, Inc. Form
                Dr. Madis Laboratories, Inc.      8-K/A(Amendment No. 1) for the
                                                  year ended March 17, 1995.

   10.10 (a)    Employment Agreement with         Incorporated by reference to
                Dr. Q.Y. Zheng                    Pure World, Inc. Form 10-KSB
                                                  dated December 31, 1998.

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

                                          PURE WORLD, INC.

March 28, 2002                            By: /s/ Paul O. Koether
                                              -------------------
                                              Paul O. Koether
                                              Chairman of the Board


March 28, 2002                            By: /s/ Sue Ann Itzel
                                              -----------------
                                              Sue Ann Itzel
                                              Vice President
                                              (Principal Financial and
                                              Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Capacity                  Date
 ----------------------          ---------------------       --------------



/s/ Paul O. Koether              Chairman of the Board        March 28, 2002
-------------------------        and Director
Paul O. Koether                  (Principal Executive
                                 Officer)


/s/ William Mahomes, Jr.         Director                     March 28, 2002
-------------------------
William Mahomes, Jr.



/s/ Alfredo Mena                 Director                     March 28, 2002
-------------------------
Alfredo Mena

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