Form 10QSB
period 2002-03-31
PURE WORLD INC
filed 2002-05-15
CIK 356446

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2002
                                         --------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-10566
                                               -------

                                Pure World, Inc.
                                ----------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity: As of May 14, 2002, the issuer had 7,641,234 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                    Yes    No X
                                       ---   ---

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  Financial Statements
-------  --------------------

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MARCH 31,2002
                                 ($000 Omitted)
                                   (UNAUDITED)
ASSETS
------

Current assets:
  Cash and cash equivalents                                       $  2,631
  Accounts receivable, net of allowance for
    uncollectible accounts and returns and
    allowances of $163                                               2,373
  Inventories                                                        9,222
  Other                                                                444
                                                                  --------
      Total current assets                                          14,670
Plant and equipment, net                                             8,764
Investment in unaffiliated natural products company                  1,510
Notes receivable from affiliates                                       289
Goodwill, net of accumulated amortization of $847                    1,144
Other assets                                                           508
                                                                  --------
      Total assets                                                $ 26,885
                                                                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                $    978
  Short-term borrowings                                              3,791
  Accrued expenses and other                                         1,576
                                                                  --------
      Total current liabilities                                      6,345
Long-term debt                                                       2,894
                                                                  --------
      Total liabilities                                              9,239
                                                                  --------

Stockholders' equity:
  Common stock, par value $.01
    30,000,000 shares authorized;
    8,244,134 shares issued and outstanding                             82
  Additional paid-in capital                                        43,298
  Accumulated deficit                                            (  25,734)
                                                                  --------
      Total stockholders' equity                                    17,646
                                                                  --------
      Total liabilities and stockholders' equity                  $ 26,885
                                                                  ========


          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           2002         2001
                                                         --------     --------
Revenues:
  Sales                                                  $ 3,590      $ 4,184
  Net gains on marketable securities                          28           79
  Interest income                                             14           45
                                                         -------      -------
      Total revenues                                       3,632        4,308
                                                         -------      -------

Expenses:
  Cost of goods sold                                       3,121        3,704
  Selling, general and administrative                      1,105        1,286
                                                         -------      -------
      Total expenses                                       4,226        4,990
                                                         -------      -------

Loss before income taxes                                (    594)    (    682)
Provision for income taxes                                     -            5
                                                         -------      -------
Net loss                                                ($   594)    ($   687)
                                                         =======      =======

Basic and diluted net loss per share                    ($   .07)    ($   .08)
                                                         =======      =======


















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)



                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2002         2001
                                                          --------      -------

Cash flows from operating activities:
  Net loss                                               ($    594)   ($    687)
  Adjustments:
    Depreciation and amortization                              419          445
    Net marketable securities
      transactions                                              27    (      52)
    Change in inventories                                      394          328
    Change in receivables                                (     328)   (     171)
    Change in accounts payable and
      other accruals                                     (      32)         589
    Other, net                                                  57          225
                                                          --------     --------
    Net cash provided by (used in)
      operating activities                               (      57)         677
                                                          --------     --------

Cash flows from investing activities:
  Purchase of plant and equipment                        (     103)   (     538)
  Repayment of loans to affiliates
    and others                                                  18            2
                                                          --------     --------
    Net cash used in investing
      activities                                         (      85)   (     536)
                                                          --------     --------

Cash flows from financing activities:
  Term loan borrowings                                           -           66
  Term loan repayments                                   (     355)   (     342)
  Net revolving line of credit borrowings                      445           52
                                                          --------     --------
    Net cash provided by (used in)
      financing activities                                      90    (     224)
                                                          --------     --------

Net decrease in cash and cash equivalents                (      52)   (      83)
Cash and cash equivalents at beginning of period             2,683        3,116
                                                          --------     --------
Cash and cash equivalents at end of period                $  2,631     $  3,033
                                                          ========     ========

Supplemental disclosure of cash
  flow information:
    Cash paid for:
      Interest                                            $    112     $    163
                                                          ========     ========









          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

1.   General
     -------

          The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries ("Pure World" or the "Company") as of March 31, 2002 and for the quarters ended March 31, 2002 and 2001 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

          The results of operations for the quarters ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.   Inventories
     -----------

          Inventories are comprised of the following (in $000's):

                   Raw materials               $ 1,242
                   Work-in-progress                489
                   Finished goods                7,491
                                               -------
                     Total inventories         $ 9,222
                                               =======

3.   Investment in Unaffiliated Natural Products Company
     ---------------------------------------------------

          In May 1996, the Company purchased 500 shares of common stock representing a 25% interest in Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company purchased an additional 200 shares of common stock for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first four years and 36 monthly payments of principal and interest thereafter (the "Pure
     World Loan"). The Pure World Loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. The Pure World loan balance was approximately $159,000 at March 31, 2002. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

          Additionally, the parties agreed that Gaia and the principal stockholder of Gaia (the "Principal Stockholder") would have a right of first refusal to acquire any Gaia stock sold by Pure World and that Pure World would have a right of first refusal to acquire any Gaia stock sold by Gaia or the Principal Stockholder.

          In June 1998, Gaia requested that Pure World guarantee an unsecured bank line of $500,000 (the "Gaia Bank Loan"). Because of expansion plans for Pure World Botanicals, Inc., Pure World declined to issue the guarantee. An individual unaffiliated with Gaia or Pure World agreed to guarantee the Gaia Bank Loan in consideration of a cash fee and the issuance to the individual of 100 shares of Gaia's common stock, representing 5 percent of Gaia's common stock outstanding (the
     "Guarantee"). The Guarantee is also secured by Gaia stock held by Gaia's Principal Stockholder. Pure World notified Gaia that it wished to exercise its right of first refusal in connection with the Guarantee. Pure World and Gaia reached an understanding that Pure World would decline the right of first refusal if by November 30, 1998 thirty percent of Pure World's interest was purchased for $1,500,000 (leaving five percent of the current Gaia common stock outstanding) and the Pure World Loan was repaid, including any accrued interest (the "Repurchase"). If the Repurchase was not closed by November 30, 1998 ("the Closing Date"), Pure World then would have the right to assume the Guarantee pursuant to the same terms granted the original guarantor, except for the cash fee. If the Repurchase did not close prior to the Closing date, and either before or after the Closing Date, the Guarantee is called by the bank, Pure World would then own, or have the right to own a majority of Gaia's voting stock. The repurchase did not close as of November 30, 1998. The Company is monitoring its Gaia Investment and discusses its position with Gaia from time to time.

          Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company. The Company is accounting for this investment by the cost method.

4.   Borrowings
     ----------

          Borrowings consisted of the following at March 31, 2002 (in $000's):

             Loan payable to a bank, pursuant to a $3
               million secured line of credit, bearing
               annual interest at LIBOR plus 2.5% (4.75%
               at March 31, 2002) maturing in June 2002              $  2,502

             Loan payable to a bank, collateralized
               by certain equipment, bearing annual
               interest at 6.878% maturing in December 2003             1,607

             Loan payable to a bank, collateralized
               by certain equipment, bearing annual
               interest at LIBOR plus 2.5% (4.37% at
               March 31, 2002) maturing in October 2004                 1,033

             Lease payable for equipment, for gross
               assets of $800,000, with imputed interest
               of approximately 8% maturing in June 2007                  600

             Lease payable for equipment, for gross
               assets of $392,800, with imputed interest
               of approximately 6.95% maturing in March 2006              314

             Loan payable to a bank, collateralized
               by certain equipment, bearing annual
               interest at LIBOR plus 2.5% (4.35% at March
               31, 2002) maturing in May 2005                             260

             Leases payable for equipment                                 161

             All other                                                    208
                                                                      -------
               Total borrowings                                         6,685
             Less: Current portion of long-term debt                    3,791
                                                                      -------
             Long-term debt                                           $ 2,894
                                                                      =======

          Interest expense was $112,000 and $163,000 for the three months ended March 31, 2002 and 2001, respectively.

          At December 31, 2001 and March 31, 2002 the Company did not comply with a certain covenant of a loan agreement. The Company received a waiver of such non-compliance from the lender. The Company has commenced discussions with existing and other lenders to explore the opportunity to refinance some or all of its debt. Although there are no assurances, management believes that the Company will successfully refinance its debt.

5.   Common Stock
     ------------

          In connection with the Company's common stock repurchase plans, 500 shares of common stock were purchased in the three months ended March 31, 2002. All shares repurchased were canceled.

6.   Net Loss Per Share
     ------------------

          Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

          The shares used for basic loss per common share and diluted loss per common share are reconciled below.


                                                    (Shares in Thousands)
                                                     2002          2001
                                                     ----          ----

           Average shares outstanding
             for basic loss per share                8,245        8,282

           Dilutive effect of stock options              -            -
                                                     -----        -----

           Average shares outstanding
             for diluted loss per share              8,245        8,282
                                                     =====        =====

          Excluded from the calculation of net loss per share in 2001 are 663 common stock options which, if included, would have an antidilutive effect.

7.   Goodwill  and  Other Intangible Assets - Adoption of Statement of Financial
     ---------------------------------------------------------------------------
     Accounting Standards No. 142
     ----------------------------

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142), in June 2001. This statement provides guidance on how to account for existing goodwill and intangible assets from completed acquisitions. In accordance with this statement, the Company adopted SFAS No. 142 in the first quarter of 2002. The Company discontinued the amortization of goodwill and anticipate completing impairment tests on the goodwill by June 30, 2002. At this time, the Company does not know the impact, if any, the impairment tests will have on our earnings and financial position.

          The following table presents our loss and loss per share on a proforma basis as though goodwill amortization had not been recorded in 2001.


                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                       2002        2001
                                                      ------      ------

     Net loss:
       Reported net loss                              ($ 594)     ($ 687)
       Add back goodwill amortization                      -          36
                                                       -----       -----
       Adjusted net loss                              ($ 594)     ($ 651)
                                                       =====       =====

     Basic and diluted loss per share:
       Reported loss per share                        ($ .07)     ($ .08)
       Goodwill amortization                               -           -
                                                       -----       -----
       Adjusted loss per share                        ($ .07)     ($ .08)
                                                       =====       =====

8.   Subsequent Event
     ----------------

          In connection with the Company's common stock repurchase plans, 602,900 shares of common stock were purchased between April 1, 2002 and May 14, 2002. All shares repurchased will be canceled. After these purchases the issued and outstanding shares of the Company were 7,641,234.

ITEM 2.    Management's  Discussion  and  Analysis of  Financial  Condition  and
-------    Results of Operations
           ---------------------

     This Form 10-QSB contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future periods or performance suggested by these statements.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2002, the Company had cash and cash equivalents of approximately $2.6 million. Cash equivalents of $2.3 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 1.83% and 1.87%. The Company had working capital of $8.3 million at March 31, 2002. At December 31, 2001 and March 31, 2002 the Company did not comply with a certain covenant of a loan agreement. The Company received a waiver of such non-compliance from the lender. The Company has commenced discussions with existing and other lenders to explore the opportunity to refinance some or all of its debt. Although there are no assurances, management believes that the Company will successfully refinance its debt. The management of the Company believes that its financial resources and anticipated cash flows will be sufficient for future operations.

     Net cash of $57,000 was used in operations in the quarter ended March 31, 2002 compared to net cash provided by operation of $677,000 in the same quarter of 2001. In the quarter ended March 31, 2002, cash flows from the net loss and the increase in receivables offset by depreciation and the decrease in inventories were the primary reasons for the cash used. The net loss, offset by increases in accounts payable and other accruals, depreciation and amortization, and a decrease in inventories were the primary reasons for the cash provided by operations in the first quarter of 2001.

     Net cash of $85,000 and $536,000 was used in investing activities in the three months ended March 31, 2002 and 2001, respectively, due primarily to the purchase of plant and equipment.

     Cash provided by financing activities in the first quarter of 2002 was $90,000 compared to net cash used of $224,000 in the same period in 2001. Changes in notes payable were the primary reason for these cash flows. For more information on borrowings, see Note 4 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's operations resulted in a net loss of $594,000, or $.07 basic and diluted loss per share, for the three months ended March 31, 2002 compared to a net loss of $687,000, or $.08 basic and diluted loss per share, for the comparable period in 2001.

     The Company, through its wholly-owned subsidiary, Pure World Botanicals, Inc. had sales of $3.6 million for the quarter ended March 31, 2002, compared to sales of $4.2 million for the comparable quarter of 2001, a decrease of approximately $600,000, or 14%.

     For the three months ended March 31, 2002 and 2001, the gross margin (sales less cost of goods sold) was $469,000, or 13% of sales and $480,000, or 11.5% of sales, respectively. The increase in gross margin was due to the change in the product sales mix.

     For the three month period ended March 31, 2002, the Company recorded net gains on marketable securities of $28,000 compared to $79,000 for the same period in 2001. In 2002, $160,000 were unrealized gains and $132,000 were realized losses. In 2001, $333,000 were unrealized gains and $254,000 were realized losses.

     Interest income was $14,000 for the three month period ended March 31, 2002, compared to $45,000 for the three month period ended March 31, 2001. Lower invested balances and lower yields on investments were the reasons for the decrease.

     Selling, general and administrative expenses were $1,105,000 for the three months ended March 31, 2002 compared to $1,286,000 for the comparable period in 2001, a decrease of $181,000 or 14%. Lower selling and interest expenses were the primary reasons for the decrease.

NASDAQ Listing
--------------

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

PART II.   OTHER INFORMATION
--------   -----------------

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

(a)   Exhibits
      --------

           None

(b)   Reports on Form 8-K
      -------------------

           None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PURE WORLD, INC.




Dated: May 15, 2002                    By: /s/ Sue Ann Itzel
                                           --------------------------
                                           Sue Ann Itzel
                                           Vice President
                                           (Principal Accounting Officer)