Form 10QSB
period 2002-06-30
PURE WORLD INC
filed 2002-08-14
CIK 356446

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2002
                                         -------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity: As of July 31, 2002, the issuer had 7,556,834 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                                    Yes     No X
                                        ---   ---

PART I  -  FINANCIAL INFORMATION
------     ---------------------
ITEM 1. -  Financial Statements
------     --------------------

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30,2002
                                   (UNAUDITED)
                                   (in $000's)

ASSETS
------

Current assets:
  Cash and cash equivalents                                           $  2,231
  Accounts receivable, net of allowance for
    uncollectible accounts and returns and
    allowances of $344                                                   2,374
  Inventories                                                            8,386
  Other                                                                    507
                                                                      --------
      Total current assets                                              13,498
Plant and equipment, net                                                 8,407
Investment in unaffiliated natural products company                      1,510
Notes receivable from affiliates                                           288
Goodwill, net of accumulated amortization of $847                        1,144
Other assets                                                               481
                                                                      --------
      Total assets                                                    $ 25,328
                                                                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                    $    740
  Short-term borrowings                                                  3,587
  Accrued expenses and other                                             1,696
                                                                      --------
      Total current liabilities                                          6,023
Long-term debt                                                           2,596
                                                                      --------
      Total liabilities                                                  8,619
                                                                      --------

Stockholders' equity:
  Common stock, par value $.01;
    30,000,000 shares authorized;
    7,563,634 shares issued and outstanding                                 76
Additional paid-in capital                                              42,852
Accumulated deficit                                                  (  26,219)
                                                                      --------
      Total stockholders' equity                                        16,709
                                                                      --------
      Total liabilities and stockholders' equity                      $ 25,328
                                                                      ========

          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                         Three months ended
                                                               June 30,
                                                       ----------------------
                                                         2002          2001
                                                       --------      --------

Revenues:
  Sales                                                $  4,285      $  6,170
  Net losses on marketable securities                         -     (      21)
  Interest income                                            14            35
                                                       --------      --------
    Total revenues                                        4,299         6,184
                                                       --------      --------

Expenses:
  Cost of goods sold                                      3,755         4,905
  Selling, general and administrative                     1,029         1,229
                                                       --------      --------
    Total expenses                                        4,784         6,134
                                                       --------      --------

Income (loss) before income taxes                     (     485)           50
Provision for income taxes                                    -             7
                                                       --------      --------
Net income (loss)                                     ($    485)     $     43
                                                       ========      ========

Basic and diluted net income (loss) per share         ($    .06)     $    .01
                                                       ========      ========


















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                            Six months ended
                                                                 June 30,
                                                          ---------------------
                                                             2002        2001
                                                          ---------    --------
Revenues:
  Sales                                                    $  7,875    $ 10,354
  Net gains on marketable securities                             28          58
  Interest income                                                28          80
                                                           --------    --------
    Total revenues                                            7,931      10,492
                                                           --------    --------

Expenses:
  Cost of goods sold                                          6,876       8,609
  Selling, general and administrative                         2,134       2,515
                                                           --------    --------
    Total expenses                                            9,010      11,124
                                                           --------    --------

Loss before income taxes                                  (   1,079)  (     632)
Provision for income taxes                                        -          12
                                                           --------    --------
Net loss                                                  ($  1,079)  ($    644)
                                                           ========    ========

Basic and diluted net loss per share                      ($    .13)  ($    .08)
                                                           ========    ========


















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)


                                                             Six months ended
                                                                  June 30,
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
Cash flows from operating activities:
  Net loss                                                ($  1,079)  ($    644)
  Adjustments:
    Depreciation and amortization                               839         898
    Net marketable securities
     transactions                                                27   (      23)
    Change in inventories                                     1,231         860
    Change in receivables                                 (     329)  (   1,254)
    Change in accounts payable and
     other accruals                                       (     149)        731
    Other, net                                                    6         171
                                                           --------    --------
    Net cash provided by operating activities                   546         739
                                                           --------    --------

Cash flows from investing activities:
  Purchase of plant and equipment                         (     165)  (     591)
  Loans to affiliates and others                                  -   (      30)
  Repayment of loans to affiliates and others                    31          46
                                                           --------    --------
    Net cash used in investing activities                 (     134)  (     575)
                                                           --------    --------

Cash flows from financing activities:
  Term loan borrowings                                           59         485
  Term loan repayments                                    (     703)  (     728)
  Net revolving line of credit borrowings
    (repayments)                                                233   (     360)
  Repurchase of common stock                              (     453)  (      30)
                                                           --------    --------
    Net cash used in financing activities                 (     864)  (     633)
                                                           --------    --------

Net decrease in cash and cash equivalents                 (     452)  (     469)
Cash and cash equivalents at beginning of period              2,683       3,116
                                                           --------    --------
Cash and cash equivalents at end of period                 $  2,231    $  2,647
                                                           ========    ========

Supplemental disclosure of cash flow information:
    Cash paid for:
      Interest                                             $    223    $    321
                                                           ========    ========
      Taxes                                                $     19    $      1
                                                           ========    ========









          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 AND 2001
                                   (UNAUDITED)

1.   General
     -------

          The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries ("Pure World" or the "Company") as of June 30, 2002 and for the periods ended June 30, 2002 and 2001 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

          The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.   Inventories
     -----------

          Inventories are comprised of the following (in $000's):

               Raw materials                  $   680
               Work-in-progress                   621
               Finished goods                   7,085
                                              -------
                     Total inventories        $ 8,386
                                              =======

3.   Investment in Unaffiliated Natural Products Company
     ---------------------------------------------------

          In May 1996, the Company purchased 500 shares of common stock representing a 25% interest in Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company purchased an additional 200 shares of common stock for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter (the "Pure
     World Loan"). The Pure World Loan bears interest at 6.33% which is the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. The Pure World loan balance was approximately $148,000 at June 30, 2002. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

          Additionally, the parties agreed that Gaia and the principal stockholder of Gaia (the "Principal Stockholder") would have a right of first refusal to acquire any Gaia stock sold by Pure World and that Pure World would have a right of first refusal to acquire any Gaia stock sold by Gaia or the Principal Stockholder.

          In June 1998, Gaia requested that Pure World guarantee an unsecured bank line of $500,000 (the "Gaia Bank Loan"). Because of expansion plans for Pure World Botanicals Inc., Pure World declined to issue the guarantee. An individual unaffiliated with Gaia or Pure World agreed to guarantee the Gaia Bank Loan in consideration of a cash fee and the issuance to the individual of 100 shares of Gaia's common stock, representing 5 percent of Gaia's common stock outstanding (the "Guarantee"). The Guarantee is also secured by Gaia stock held by Gaia's Principal Stockholder. Pure World notified Gaia that it wished to exercise its right of first refusal in connection with the Guarantee. Pure World and Gaia reached an understanding that Pure World would decline the right of first refusal if by November 30, 1998 thirty percent of Pure World's interest was purchased for $1,500,000 (leaving five percent of the current Gaia common stock outstanding) and the Pure World Loan was repaid, including any accrued interest (the "Repurchase"). If the Repurchase was not closed by November 30, 1998 ("the Closing Date"), Pure World then would have the right to assume the Guarantee pursuant to the same terms granted the original guarantor, except for the cash fee. If the Repurchase did not close prior to the Closing date, and either before or after the Closing Date, the Guarantee is called by the bank, Pure World would then own, or have the right to own a majority of Gaia's voting stock. The repurchase did not close as of November 30, 1998. The Company continues to monitor its investment and discusses its position with Gaia from time to time.

          Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company and does not publish financial results. The Company is accounting for this investment by the cost method.

4.   Borrowings
     ----------

          Borrowings consisted of the following at June 30, 2002 (in $000's):

               Loan payable to a bank, pursuant
                 to a $2.75 million secured line of
                 credit bearing annual interest at the
                 prime rate plus 2% (6.75% at June
                 30, 2002) maturing in December 2002                  $ 2,290

               Loan payable to a bank,
                 collateralized by certain
                 property and equipment, bearing
                 annual interest at 6.878%
                 maturing in December 2003                              1,500

               Loan payable to a bank, collateralized
                 by certain equipment bearing annual
                 interest at LIBOR plus 2.5% (4.34% at
                 June 30, 2002) maturing in October 2004                  933

               Lease payable for equipment for gross
                 assets of $800,000 with imputed interest
                 of approximately 8% maturing in June 2007                571

               Lease payable for equipment for gross
                 assets of approximately $392,800
                 with imputed interest of approximately
                 6.95% maturing in March 2006                             295

               Loan payable to a bank, bearing annual
                 interest at LIBOR plus 2.5% (4.34% at June
                 30, 2002) maturing in May 2005                           240

               Leases payable for equipment                               182

               All other                                                  172
                                                                      -------
                   Total borrowings                                     6,183
               Less: Current portion of long-term debt                  3,587
                                                                      -------
               Long-term debt                                         $ 2,596
                                                                      =======

          Interest expense was $111,000 and $223,000 for the three and six months ended June 30, 2002, respectively and $159,000 and $321,000 for the same periods in 2001.

5.   Common Stock
     ------------

          In connection with the Company's Common Stock Repurchase Plans, 681,000 shares of Common Stock were repurchased in the six months ended June 30, 2002. All shares repurchased were returned to the status of authorized but unissued shares. In accordance with the Company's common stock repurchase plans, 975,900 shares are still available for repurchase.

6.   Net Income (Loss) Per Share
     ---------------------------

          Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

          The shares used for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled below.



                                           Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                         ----------------------    --------------------
                                         (Shares in Thousands)     (Shares in Thousands)
                                            2002       2001          2002       2001
                                           ------     ------        ------     ------

     Average shares outstanding for
       basic earnings (loss) per share     7,858       8,265         8,050      8,274

     Dilutive effect of stock options          -           -             -          -
                                           -----       -----         -----      -----

     Average shares outstanding for
       diluted earnings (loss) per share   7,858       8,265         8,050      8,274
                                           =====       =====         =====      =====



          Excluded from the calculation of earnings (loss) per share for the three and six months ended June 30, 2002 are 823,000 common stock options which, if included, would have an antidilutive effect.

7.   Goodwill and Other Intangible  Assets - Adoption  of Statement of Financial
     ---------------------------------------------------------------------------
     Accounting Standards No. 142
     ----------------------------

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142), in June 2001. This statement provides guidance on how to account for existing goodwill and intangible assets from completed acquisitions. In accordance with this statement, the Company adopted SFAS No. 142 in the first quarter of 2002. The Company discontinued the amortization of goodwill and has determined that there is no impairment to goodwill at this time.

          The following table presents the income (loss) and income (loss) per share on a proforma basis as though goodwill amortization had not been recorded in 2001.



                                                   Three Months Ended       Six Months Ended
                                                          June 30,                June 30,
                                                 ----------------------    --------------------
                                                    2002         2001       2002         2001
                                                   ------       ------     ------       ------

     Net income (loss):
         Reported net income (loss)               ($  485)      $   43     ($1,079)    ($  644)
         Add back goodwill amortization                 -           36           -          72
                                                   ------       ------      ------      ------
         Adjusted net income (loss)               ($  485)      $   79     ($1,079)    ($  572)
                                                   ======       ======      ======      ======

     Basic and diluted income (loss) per share:
         Reported net income (loss)
           per share                              ($  .06)      $  .01     ($  .13)    ($  .08)
         Goodwill amortization                          -            -           -         .01
                                                   ------       ------      ------      ------
         Adjusted net income (loss)
           per share                              ($  .06)      $  .01     ($  .13)    ($  .07)
                                                   ======       ======      ======      ======






8.   New Accouting Standards
     -----------------------

          In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activites initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

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

Liquidity and Capital Resources
-------------------------------

     At June 30, 2002, the Company had cash and cash equivalents of approximately $2.2 million. Cash equivalents of $1.8 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 1.67% and 1.73%. The Company had working capital of $7.5 million at June 30, 2002. At June 30, 2002 the Company did not comply with a certain covenant of a loan agreement. The Company received a waiver of such non-compliance from the lender. Additionally, the loan agreement was extended from June 30, 2002 to December 31, 2002. The Company has commenced discussions with existing and other lenders to explore the opportunity to refinance some or all of its debt. Although there are no assurances, management believes that the Company will successfully refinance its debt. The management of the Company believes that its financial resources and anticipated cash flows will be sufficient for future operations.

     Net cash of $546,000 was provided by operations for the six months ended June 30, 2002, compared to net cash provided by operations of $739,000 for the same period in 2001. In the six months ended June 30, 2002, cash flows from the net loss of $1,079,000 were offset by depreciation and amortization and a decrease in inventory. In 2001, the net cash provided by operations was primarily attributable to the change in inventories, change in accounts payable and accrued liabilities and depreciation and amortization, offset by the change in receivables and the net loss.

     Net cash of $134,000 and $575,000 was used in investing activities in the six months ended June 30, 2002 and 2001, respectively due primarily to the purchase of machinery and equipment.

     Net cash of $864,000 was used in financing activities for the six months ended June 30, 2002 compared to net cash used in financing activities of $633,000 for the six months ended June 30, 2001. Changes in notes payable and the repurchase of common stock were the reasons for the cash used. For more information on borrowings, see Note 4 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's operations resulted in a net loss of $485,000, or $.06 basic and diluted net loss per share, for the three months ended June 30, 2002 compared to net income of $43,000, or $.01 basic and diluted net income per share, for the comparable period in 2001.

     The net loss was $1,079,000 or $.13 basic and diluted loss per share for the six months ended June 30, 2002 compared to a net loss of $644,000 or $.08 basic and diluted loss per share for the comparable period in 2001.

     The Company, through its wholly-owned subsidiary, Pure World Botanicals, Inc., had sales of $4.3 million for the quarter ended June 30, 2002, compared to sales of $6.2 million for the comparable quarter in 2001, a decrease of $1.9 million, or 31%. For the six months ended June 30, 2002, sales were $7.9 million compared to sales of $10.3 million for the comparable period in 2001, a decrease of $2.5 million or 24%.

     For the quarters ended June 30, 2002 and 2001, the gross margin (sales less cost of goods sold) was $530,000, or 12% of sales and $1,265,000, or 21% of sales, respectively. For the six months ended June 30, 2002 and 2001, the gross margin was $999,000 or 13% of sales and $1,745,000 or 17% of sales, respectively. The decrease in gross margin was due to the change in the product sales mix and competitive pricing pressures.

     Interest income was $14,000 and $35,000 for the three months ended June 30, 2002 and 2001, respectively. Interest income was $28,000 and $80,000 for the six month periods ended June 30, 2002 and 2001, respectively. Lower invested balances and lower yields on investments were the reasons for the decrease.

     Selling, general and administrative expenses were $1,029,000 for the three months ended June 30, 2002, a decrease of $200,000 or 16% from $1,229,000 for the comparable period in 2001. Selling, general and administrative expenses were $2,134,000 for the six months ended June 30, 2002 compared to $2,515,000 for the comparable period in 2001, a decrease of $381,000 or 15%. This decrease was due principally to lower interest expense, lower personnel expenses and the elimination of goodwill amortization.

PART II  -  OTHER INFORMATION
-------     -----------------

Item 6.  -  Exhibits and Reports on Form 8-K
-------     --------------------------------

(a)         Exhibits
            --------

            99.1 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K
            -------------------

            None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PURE WORLD, INC.



Dated: August 14, 2002                       By:/s/ Sue Ann Itzel
                                                -----------------------
                                                Sue Ann Itzel
                                                Vice President
                                                (Principal Accounting Officer)