Form 10QSB
period 2002-09-30
PURE WORLD INC
filed 2002-11-14
CIK 356446

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: September 30, 2002
                                     ------------------

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

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 2002, the issuer had 7,536,284 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                    Yes     No X
                                       ---    ---

PART I  -  FINANCIAL INFORMATION
-------    ---------------------
Item 1. -  Financial Statements
-------    --------------------

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                   (in $000's)

ASSETS
------

Current assets:

  Cash and cash equivalents                                            $  2,105
  Accounts receivable, net of  allowance
    for uncollectible accounts and returns and
    allowances of $343                                                    2,716
  Inventories                                                             7,599
  Other                                                                     545
                                                                       --------
      Total current assets                                               12,965
Plant and equipment, net                                                  8,004
Investment in unaffiliated natural products company                       1,510
Notes receivable from affiliates                                            216
Goodwill, net of accumulated amortization of $847                         1,144
Other assets                                                                455
                                                                       --------
      Total assets                                                     $ 24,294
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

  Accounts payable                                                     $  1,098
  Short-term borrowings                                                   3,550
  Accrued expenses and other                                              1,642
                                                                       --------
      Total current liabilities                                           6,290
Long-term debt                                                            2,278
                                                                       --------
      Total liabilities                                                   8,568
                                                                       --------

Stockholders' equity:
  Common stock, par value $.01;
    30,000,000 shares authorized;
    7,555,834 shares outstanding                                             76
  Additional paid-in capital                                             42,848
  Accumulated deficit                                                 (  27,198)
                                                                       --------
      Total stockholders' equity                                         15,726
                                                                       --------
      Total liabilities and stockholders' equity                       $ 24,294
                                                                       ========


          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)

                                                        Three Months Ended
                                                           September 30,
                                                      ----------------------
                                                        2002          2001
                                                      --------      --------

Revenues:
  Sales                                               $ 4,321        $ 4,598
  Net losses on marketable securities                       -       (     26)
  Interest income                                          10             27
                                                      -------        -------
      Total revenues                                    4,331          4,599
                                                      -------        -------

Expenses:
  Cost of goods sold:
    Cost of goods sold                                  3,554          3,684
    Inventory write-down of kava                          645              -
                                                      -------        -------
      Total cost of goods sold                          4,199          3,684
  Selling, general and administrative                   1,110          1,339
                                                      -------        -------
      Total expenses                                    5,309          5,023
                                                      -------        -------

Loss before income taxes                             (    978)      (    424)
Provision (benefit) for income taxes                        1       (     19)
                                                      -------        -------
Net loss                                             ($   979)      ($   405)
                                                      =======        =======

Basic and diluted net loss per share                 ($   .13)      ($   .05)
                                                      =======        =======




















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)

                                                           Nine Months Ended
                                                              September 30,
                                                         ---------------------
                                                           2002         2001
                                                         --------     --------

Revenues:
  Sales                                                  $ 12,196     $ 14,952
  Net gains on marketable securities                           28           32
  Interest income                                              38          107
                                                         --------     --------
      Total revenues                                       12,262       15,091
                                                         --------     --------

Expenses:
  Cost of goods sold:
    Cost of goods sold                                     10,430       12,293
    Inventory write-down of kava                              645            -
                                                         --------     --------
      Total cost of goods sold                             11,075       12,293
  Selling, general and administrative                       3,244        3,854
                                                         --------     --------
      Total expenses                                       14,319       16,147
                                                         --------     --------

Loss before income taxes                                (   2,057)   (   1,056)
Provision (benefit) for income taxes                            1    (       7)
                                                         --------     --------
Net loss                                                ($  2,058)   ($  1,049)
                                                         ========     ========

Basic and diluted net loss per share                    ($    .26)   ($    .13)
                                                         ========     ========




















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                             2002         2001
                                                           --------     --------

Cash flows from operating activities:
  Net loss                                                 ($ 2,058)   ($ 1,049)
  Adjustments:
    Depreciation and amortization                             1,250       1,352
    Net marketable securities transactions                       27           3
    Change in inventories                                     2,016         439
    Change in receivables                                  (    672)   (    105)
    Change in accounts payable and
     other accruals                                             153         422
    Other, net                                             (     16)        208
                                                            -------     -------
    Net cash provided by operating activities                   700       1,270
                                                            -------     -------

Cash flows from investing activities:
  Purchases of plant and equipment                         (    174)   (    640)
  Loans to affiliates and others                                  -    (     30)
  Repayment of loans to affiliates and others                   118          54
                                                            -------     -------
    Net cash used in investing activities                  (     56)   (    616)
                                                            -------     -------

Cash flows from financing activities:
  Repurchase of common stock                               (    457)   (     32)
  Term loan borrowings                                           59         485
  Term loan repayments                                     (  1,038)   (  1,097)
  Net revolving line of credit borrowings
     (repayments)                                               214    (    489)
                                                            -------     -------
    Net cash used in financing activities                  (  1,222)   (  1,133)
                                                            -------     -------

Net decrease in cash and cash equivalents                  (    578)   (    479)
Cash and cash equivalents at beginning of period              2,683       3,116
                                                            -------     -------
Cash and cash equivalents at end of period                  $ 2,105     $ 2,637
                                                            =======     =======
Supplemental disclosure of cash
  flow information:
    Cash paid for:
      Interest                                              $   341     $   455
                                                            =======     =======
      Taxes                                                 $    19     $     1
                                                            =======     =======



          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   General
     -------

     The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries (the "Company" or "Pure World") as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.   Inventories
     -----------

     Inventories are comprised of the following (in $000's):

             Raw materials                              $   561
             Work-in-progress                               739
             Finished goods                               6,299
                                                        -------
                 Total inventories                      $ 7,599
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

4.   Borrowings
     ----------

     Borrowings consisted of the following at September 30, 2002 (in $000's):

             Loan payable to a bank, pursuant
               to a $2.75 million secured line of
               credit bearing annual interest at the
               prime rate plus 2% (6.75% at September
               30, 2002) maturing in December 2002                     $ 2,271

             Loan payable to a bank,
               collateralized by certain
               property and equipment, bearing
               annual interest at 6.878%
               maturing in December 2003                                 1,393

             Loan payable to a bank, collateralized
               by certain equipment bearing annual
               interest at LIBOR plus 2.5% (4.32% at
               September 30, 2002) maturing in October 2004                833

             Lease payable for equipment for gross
               assets of $800,000 with imputed interest
               of approximately 8% maturing in June 2007                   542

             Lease payable for equipment for gross
               assets of approximately $392,800
               with imputed interest of approximately
               6.95% maturing in March 2006                                275

             Loan payable to a bank, bearing annual
               interest at LIBOR plus 2.5% (4.32% at
               September 30, 2002) maturing in May 2005                    220

             Leases payable for equipment                                  153

             All other                                                     141
                                                                       -------
                  Total borrowings                                       5,828
             Less: Current portion of long-term debt                     3,550
                                                                       -------
             Long-term debt                                            $ 2,278
                                                                       =======

     Interest expense was $117,000 and $341,000 for the three and nine months ended September 30, 2002, respectively and $134,000 and $455,000 for the same periods in 2001.

5.   Common Stock
     ------------

     In connection with the Company's common stock repurchase plans, 688,800 shares of common stock were repurchased in the nine months ended September 30, 2002. All shares repurchased were returned to the status of authorized but unissued shares. In accordance with the Company's common stock repurchase plans, 968,100 shares are still available for repurchase.

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

     The shares used for basic income (loss) per share and diluted income per share are reconciled below (in 000's).

                                     Three Months Ended      Nine Months Ended
                                       September 30,            September 30,
                                     ------------------      -----------------
                                       2002      2001          2002     2001
                                     --------  --------      -------- --------

Average shares outstanding  for
  basic income (loss) per shares       7,558     8,254         7,884    8,267

Dilutive effect of stock options           -         -             -        -
                                       -----     -----         -----    -----

Average shares outstanding for
  diluted income (loss) per share      7,558     8,254         7,884   8,267
                                       =====     =====         =====   =====

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

     The following table presents the loss and loss per share on a proforma basis as though goodwill amortization had not been recorded in 2001.

                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                    ------------------       -----------------
                                     2002        2001         2002       2001
                                    ------      ------       ------     ------

Net loss:
  Reported net loss                ($  979)    ($  405)     ($2,058)   ($1,049)
  Add back goodwill amortization         -          36            -        108
                                    ------      ------       ------     ------
  Adjusted net loss                ($  979)    ($  369)     ($2,058)   ($  941)
                                    ======      ======       ======     ======

Basic and diluted loss per share:
  Reported net loss per share      ($  .13)    ($  .05)     ($  .26)   ($  .13)
  Goodwill amortization                  -           -            -        .02
                                    ------      ------       ------     ------
  Adjusted net loss per share      ($  .13)    ($  .05)     ($  .26)   ($  .11)
                                    ======      ======       ======     ======

8.   New Accounting Standards
     ------------------------

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

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

Liquidity and Capital Resources
-------------------------------

     At September 30, 2002, the Company had cash and cash equivalents of approximately $2.1 million. Cash equivalents of $1.8 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 1.61% and 1.69%. The Company had working capital of $6.7 million at September 30, 2002. At September 30, 2002, the Company complied with all loan covenants except one which had previously been waived until December 31, 2002 when the revolving credit facility currently expires. The Company and the Lender have agreed orally to terms for the extension of the revolving credit facility until September 30, 2003. The Company expects to replace its current lender prior to the expiration date however there is no assurance in the current financial climate that it will be able to do so.

     Net losses, offset by depreciation and amortization and a decrease in inventories provided net cash from operations of $700,000 for the nine months ended September 30, 2002 and provided net cash from operations of $1,270,000 for the nine months ended September 30, 2001.

     Net cash of $56,000 and $616,000 was used in investing activities for the nine months ended September 30, 2002 and 2001, respectively due primarily to the purchase of machinery and equipment.

     Net cash used in financing activities was $1,222,000 for the nine months ended September 30, 2002, compared to cash used in financing activities in the nine months ended September 30, 2001 of $1,133,000. Net payments of notes payable and the repurchase of common stock were the primary reasons for the cash flows. For more information of borrowings, see Note 4 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company operates through its wholly owned subsidiary Pure World Botanicals, Inc. For the quarter ended September 30, 2002, the Company generated revenues of $4.3 million compared to revenues of $4.6 million for the quarter ended September 30, 2001, a decrease of $277,000 or 6%. Net losses for the three months ended of September 30, 2002 were $979,000 ($.13 per share), including a write-down of $645,000 ($.09 per share) in the Company's kava inventory. Net losses in the comparable quarter of 2001 were $405,000 ($.05 per share).

     For the nine months ended September 30, 2002, revenues were $12.2 million with a net loss of $2,058,000 ($.26 per share) and for the nine months ended September 30, 2001 revenues were $15 million with a net loss of $1,049,000 ($.13 per share).

     For the quarter ended September 30, 2002, the gross profit margin from operations (excluding the kava write-down) was $767,000 or 18% of revenues compared to the same quarter last year when the gross profit margin was $914,000 or approximately 20% of revenues. For the nine months ended September 30, 2002, the gross profit margin from operations (excluding the kava write-down) was $1,766,000 or 14% of revenues compared to $2,659,000 or 18% for the comparable nine months in 2001.

     The write-down was necessary to bring the kava inventory in line with current market conditions. During the fiscal year, European regulatory authorities banned the sale of kava because of alleged liver toxicity. The FDA has not indicated that it will follow suit, but the publicity negatively affected sales of kava.

     Interest income declined from $27,000 in the quarter ended September 30, 2001 to $10,000 for the quarter ended September 30, 2002. For the nine months ended September 30, 2001 and September 30, 2002, interest income declined from $107,000 to $38,000, respectively. Lower invested balances and lower yields on investments accounted for the declines.

     Selling, general and administrative expenses were $1,110,000 for the three months ended September 30, 2002, a decrease of $229,000 or 17% from $1,339,000 for the comparable period in 2001. Selling, general and administrative expenses were $3,244,000 for the nine months ended September 30, 2002 compared to $3,854,000 for the comparable period in 2001, a decrease of $610,000 or 16%. This decrease was due principally to lower personnel expenses, lower interest expenses and the elimination of goodwill amortization.

Disclosure controls and procedures
----------------------------------

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls, or other factors, that could significantly affect these controls, subsequent to the date of the evaluation.

PART II  -  OTHER INFORMATION
-------     -----------------

Item 4.  -  Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on October 29, 2002. All nominees to the Company's Board of Directors were elected.

     The following is a vote tabulation for all nominees:

                                            For                  Withheld
                                           -----                 --------
     Paul O. Koether                      6,824,362               88,464
     William Mahomes, Jr.                 6,839,612               73,214
     Alfredo Mena                         6,839,612               73,214

Item 6.  -  Exhibits and Reports on Form 8-K
-------     --------------------------------

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

                                              PURE WORLD, INC.








Dated: November 14, 2002                      By:/s/ Sue Ann Itzel
                                                 -----------------------------
                                                 Sue Ann Itzel
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Paul O. Koether, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Pure World, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002                                    /s/ PAUL O. KOETHER
                                                     ---------------------------
                                                     Paul O. Koether
                                                     Chairman

                                 CERTIFICATIONS

I, Sue Ann Itzel, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Pure World, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002                                    /s/ SUE ANN ITZEL
                                                     ---------------------------
                                                     Sue Ann Itzel
                                                     Chief Financial Officer

                                                                  Exhibit 99.1

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman of Pure World, Inc., (the "Company"), and Sue Ann Itzel, the Vice President, Treasurer and Assistant Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002, to which this Certification is attached as Exhibit
          99.1 (the "Periodic Report"),  fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated:   November 14, 2002

/s/ Paul O. Koether
--------------------------------
Paul O. Koether
Chairman



/s/ Sue Ann Itzel
--------------------------------
Sue Ann Itzel
Chief Financial Officer