Form 10KSB
period 2002-12-31
PURE WORLD INC
filed 2003-03-28
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _________________ to _________________.

                         Commission file number 0-10566
                                                -------

                                PURE WORLD, INC.
                                ----------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for the fiscal year ended December 31, 2002 were approximately $18.2 million.

     At February 28, 2003, there were 7,526,954 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of such stock on such date as reported by NASDAQ, was approximately $3.6 million.

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

Wet and Dry Granulation
-----------------------

     During 2002, the Company significantly expanded its processing capabilities for wet and dry granulation. The Company uses these processes for its own proprietary materials as well as raw materials provided by third parties. It is anticipated that this activity will expand further in 2003.

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

Laboratory
----------

     The Facility contains six laboratories: quality control ("QC"); research and development ("R&D"): analytical instrumentation; flavor; cosmetic; and
microbiology. The microbiology laboratory evaluates finished products for microbiological purity. The quality control laboratory is devoted to the physical and chemical analysis of products measured against Pure World Botanicals' customer and compendial specifications. The analytical instrumentation and purification laboratories are equipped with state-of-the-art equipment including a Multi-state Mass Spectrometer (LC/Ms/Ms) on line with numerous High Performance Liquid Chromatographs (HPLC), Gas Chromatographs (GC) and a 400 megahertz Nuclear Magnetic Resonance (NMR). Thin Layer Chromatography
(TLC), Infrared Spectroscopy (IR) and Ultra-violet Spectrophotometry (UV) are also routinely used in QC and R&D.

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

Pure World - Patents
--------------------

     The Company has considerable proprietary technology used in its manufacturing processes, QC and R&D, and the loss or misappropriation of its technology would injure the Company. The Company has three patents of which two relate to Maca and one to Resveratrol. The Company has thirteen registered trademarks and numerous pending trademarks which it uses to differentiate its technology and products and it protects its proprietary technology by confidentiality agreements with employees, customers and prospective customers and other contractees.

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

     The FDA has publicly stated its concern that any claims about the efficacy of supplements receive prior approval by that agency. The FDA has published regulations about making claims and will adopt good manufacturing procedures ("cGMP's") for the manufacture of nutraceuticals. The Company believes that its cGMP's will comply with the FDA's proposed regulations.

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

     In 1997, the Company opened a new laboratory devoted to the development of Purified Products. Although the Company maintains its commitment to the extraction of the whole plant, there are active ingredients which can be produced at efficacious levels only through a process of purification. Examples are gingko-biloba and milk thistle. Often, cosmetic companies prefer that botanicals be purified prior to use primarily to eliminate odor and color.
Although several purified products are in the pilot stage none have been manufactured in commercial size quantities. The Company is currently setting up a department within the existing plant to manufacture purified products on a commercial scale.

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

Employees
---------

     At February 28, 2003, the Company had 107 full-time employees, 102 of whom were employed by Pure World Botanicals.

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

     Pure World Botanicals leases a 138,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation owned by the former owners of Pure World Botanicals for $20,000 per month, net, plus one percent of the gross revenues of Pure World Botanicals up to an additional $200,000 per annum. At December 31, 2002, the lease had a term of two years and expires in December 2004 with three ten-year renewal options at base rates up to $22,898 per month. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories; manufacturing space of 70,000 square feet; and warehousing space of 38,000 square feet.

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

     Pure World Botanicals also leases a 23,000 square-foot warehouse in Carlstadt, New Jersey for approximately $15,000 per month.

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

     At February 28, 2003, the Company had approximately 1,900 stockholders of record. The Company's common stock currently trades on the NASDAQ SmallCap Market under the symbol "PURW". On February 28, 2003 the closing price per share of the common stock was $.80.

     On March 19, 2003, NASDAQ advised the Company that the Company's share price was below the $1.00 minimum required for listing on the NASDAQ SmallCap Market ("SmallCap") and had until May 12, 2003 to comply. Previously the Company had moved from the National Market to the SmallCap because of the same deficiency. If the Company's price per share does not reach $1.00 per share for a period of ten consecutive days, it will be delisted unless the Company appeals.

     The following table sets forth the high and low closing prices for the common stock for the periods indicated, as reported by NASDAQ.

     Calendar Quarter Ended:

                                        High                   Low
                                        ----                   ---

     2002
     ----

          March 31                     $  .91                $  .80
          June 30                         .90                   .58
          September 30                    .63                   .43
          December 31                     .63                   .41

     2001
     ----

          March 31                     $ 1.38                $ 1.03
          June 30                        1.30                   .96
          September 30                   1.36                   .96
          December 31                    1.10                   .81

     The Company has not declared or paid any cash dividends on its common stock in 2002 or 2001 and does not foresee doing so in the immediate future.

Item 6.  -  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
-------     --------------------------------------------------------------------
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

Liquidity and Capital Resources
-------------------------------

     At December 31, 2002, the Company had cash and cash equivalents of $1.9 million. Cash equivalents consisted of U.S. Treasury Bills with original maturities of less than three months and yields ranging from 1.164% to 1.219%. See Note 1 of Notes to Consolidated Financial Statements for additional information. Net working capital was approximately $6.8 million at December 31, 2002. As of December 31, 2002, the Company was in compliance with the covenants of their loan agreements. The Company has also commenced discussions with existing and other lenders to explore the opportunity to refinance some or all of its debt. The management of the Company believes that its financial resources and anticipated cash flows will be sufficient for future operations.

     Net cash of $1,426,000 was provided by operating activities in 2002. Cash flows from the net loss of $1,842,000 and the increase in receivables of $1,860,000 adjusted for depreciation and amortization of $1,664,000 and changes in inventories and payables of $1,961,000 and $1,510,000 respectively were the primary reasons for the cash provided in 2002.

     Net cash of $1,643,000 was provided by operating activities in 2001. Cash flows from the net loss of $2,882,000, adjusted for depreciation and amortization of $1,806,000 and changes in inventories and receivables of $1,267,000 and $731,000 respectively were the primary reasons for the cash provided.

     Net cash of $299,000 was used in investing activities in 2002 due to the purchase of plant and equipment offset by repayments of loans to affiliates. In 2001, net cash of $608,000 was used in investing activities due primarily to the purchase of plant and equipment.

     Cash used in financing activities was approximately $1,912,000 in 2002 and $1,468,000 in 2001, due primarily to the decrease in borrowings. For additional information on the terms of the Company's borrowings, see Note 5 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's consolidated operations resulted in a net loss of $1,842,000, or basic and diluted loss per share of $.24, in 2002 compared to a net loss of $2,882,000, or basic and diluted loss per share of $.35 in 2001.

     The Company had sales in 2002 of approximately $18,144,000, a decrease of approximately $68,000 from 2001 sales of $18,212,000. Cost of goods sold was $15,766,000 and gross margin was $2,378,000 in 2002, compared to cost of goods sold of $16,113,000 and gross margin of $2,099,000 in 2001. Gross margin as a percentage of sales was 13% and 12% in 2002 and 2001, respectively. Results for 2002 and 2001 were negatively affected by charges of $645,000 and $575,000, respectively to bring the inventory valuation in line with current market conditions. In the year 2002, one customer accounted for approximately 35% of sales. In 2001, that customer accounted for approximately 32% of sales.

     In 2002, the Company recorded net income on marketable securities of $28,000, compared to $32,000 in 2001. In 2002, $132,000 of realized losses were offset by $160,000 of unrealized gains. In 2001, $322,000 of realized losses were offset by unrealized gains of $354,000.

     Interest income was $47,000 in 2002 compared to $127,000 in 2001. This decrease was due principally to lower yields on investments in 2002.

     General and administrative expenses (consisting of personnel, professional and all other expenses) were $4,384,000 in 2002, compared to $5,151,000 in 2001, a decrease of $767,000 or approximately 15%. Personnel expenses were $1,608,000 in 2002, a decrease of $6,000, from $1,614,000 in 2001. Professional fees consisting of legal, accounting and consulting fees, were $518,000 in 2002, a decrease of $117,000, or 18%, from the 2001 professional fees of $635,000. The decrease was principally due to lower legal fees. Other general and administrative expenses were $2,258,000 in 2002, a decrease of $644,000 or 22% from $2,902,000 in 2001. Lower interest expense, lower selling expenses and the elimination of goodwill amortization were the primary reasons for the decrease.

New Accounting Standards
------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Intangible Assets". Major provisions of this Statement are as follows: goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill was no longer subject to amortization. The Company discontinued the amortization of goodwill effective January 1, 2002. This resulted in a reduction of amortization expense of approximately $143,000 in 2002. The Company made the initial assessment that goodwill was not impaired as of the adoption date of January 1, 2002. The Company reassessed its initial conclusion on December 31, 2002, and still believes goodwill to be unimpaired as of that date.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and management has not yet completed their assessment of the impact of the adoption of this standard on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Live Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount of fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company was required to implement SFAS No. 144 on January 1, 2002, and management determined that this statement had no material impact on its results of operations or financial positions.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard nullifies Emerging Issue Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires the recognition of a liability for a cost associated with an exit or disposal activity at the time the liability is incurred, rather than at the commitment date to exit a plan as required by EITF 94-3. The Company will adopt this standard effective January 1, 2003. The Company does not expect the impact of the adoption of SFAS No. 146 to have a material effect on its results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation." This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, The Company will adopt the fair value recognition provisions of SFAS No. 123, prospectively (as permitted under SFAS No. 148) to all new stock-based employee compensation granted, modified or settled after January 1, 2003. The Company does not expect the impact of the adoption of the fair value recognition provisions of SFAS No. 123 to have a material effect on its results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact of the Interpretation on its results of operations and financial position.

Other Items
-----------

Related Party Transactions
--------------------------

     The Chairman of the Company is also the President of Sun Equities Corporation ("Sun"), the Company's principal stockholder. The Company reimburses Sun for the Company's proportionate share of the cost of group medical insurance and certain general and administrative expenses. Such reimbursements for the years ended December 31, 2002 and 2001 amounted to approximately $556,000 and $739,000, respectively. Sun received no remuneration or administrative fees for performing this service.

     KMZ Rosenman ("KMZ") performed legal work for the Company for which it billed the Company an aggregate of approximately $39,000 in 2002 and $53,000 in 2001. Natalie I. Koether, Esq., President of the Company and of Pure World Botanicals and wife of the Chairman of the Company, is of Counsel to KMZ.

Significant Accounting Policies
-------------------------------

     The Company's  significant  accounting policies are more fully described in
Note 1 to its consolidated financial statements. Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on the Company's historical experience, its observance of trends in the industry, information provided by its customers and information available from other outside sources, as appropriate. The Company's significant accounting policies include:

     Impairment of Goodwill
     ----------------------

     Carrying values of goodwill are reviewed periodically for possible impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The Company's impairment review is based on a discounted cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, and the selection of an appropriate discount rate. With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse, economic factors, unanticipated technological change or competitive activities, acts by governments and courts, may signal that an asset has become impaired. In accordance with SFAS No. 142, the Company completed the annual impairment test of the valuation of goodwill and intangibles as of December 31, 2002 and, based upon the results, there was no impairment.

     The estimates and assumptions used are consistent with the business plans and estimates that the Company uses to manage its business operations. The use of different assumptions would increase or decrease the estimated value of future cash flows and would have increased or decreased any impairment charge taken. Future outcomes may also differ. If the Company's products fail to achieve estimated volume and pricing targets, market conditions unfavorably change or other significant estimates are not realized, then the Company's revenue and cost forecasts may not be achieved, and the Company may be required to recognize additional impairment charges.

     Inventory Reserves
     ------------------

     When appropriate, the Company provided allowances to adjust the carrying value of its inventory to the lower of cost or market (net realizable value).

Item 7.  -  FINANCIAL STATEMENTS
-------     --------------------

     The financial statements filed with this item are listed below:

     Independent Auditors' Report

     Consolidated Financial Statements:

          Consolidated Balance Sheet as of December 31, 2002

          Consolidated Statements of Operations for the Years ended December 31, 2002 and 2001

          Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2002 and 2001

          Consolidated Statements of Cash Flows for the Years ended December 31, 2002 and 2001

          Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pure World, Inc.:

We have audited the accompanying consolidated balance sheet of Pure World, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pure World, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.


/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 19, 2003

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002
                                   (in $000's)

ASSETS
------

Current Assets:

  Cash and cash equivalents                                     $  1,898
  Accounts receivable, net of allowance for
    uncollectible accounts and returns and
    allowances of $337                                             3,904
  Inventories                                                      7,655
  Other                                                              581
                                                                --------
      Total current assets                                        14,038
Investment in unaffiliated natural products company                1,510
Plant and equipment, net                                           7,836
Notes receivable from affiliates                                     279
Goodwill, net of accumulated amortization of $847                  1,144
Other assets                                                         371
                                                                --------
      Total assets                                              $ 25,178
                                                                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:

  Accounts payable                                              $  2,262
  Short-term borrowings                                            3,173
  Accrued expenses and other                                       1,836
                                                                --------
      Total current liabilities                                    7,271
Long-term debt                                                     1,977
                                                                --------
      Total liabilities                                            9,248
                                                                --------
Commitments and Contingencies (Notes 9 and 10)

Stockholders' equity:
Common stock, par value $.01;
  30,000,000 shares authorized;
  7,530,654 shares issued and outstanding                             75
Additional paid-in capital                                        42,837
Accumulated deficit                                            (  26,982)
                                                                --------
      Total stockholders' equity                                  15,930
                                                                --------
      Total liabilities and stockholders' equity                $ 25,178
                                                                ========




          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in $000's, except per share data)

                                                     Year Ended December 31,
                                                   ---------------------------
                                                     2002               2001
                                                   --------           --------

Revenues:
  Sales                                            $ 18,144           $ 18,212
  Net gains on marketable
    securities                                           28                 32
  Interest, dividend and other income                    47                127
                                                   --------           --------
      Total revenues                                 18,219             18,371
                                                   --------           --------

Expenses:
  Cost of goods sold:
    Cost of goods sold                               15,121             15,538
    Inventory write-down                                645                575
                                                   --------           --------
      Total cost of goods sold                       15,766             16,113
  Selling, general and administrative                 4,384              5,151
                                                   --------           --------
      Total expenses                                 20,150             21,264
                                                   --------           --------

Loss before income taxes                          (   1,931)         (   2,893)
Benefit for income taxes                          (      89)         (      11)
                                                   --------           --------

Net loss                                          ($  1,842)         ($  2,882)
                                                   ========           ========

Basic and diluted net loss per share              ($    .24)         ($    .35)
                                                   ========           ========

















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (in 000's)



                                                                  Additional                       Total
                                   Total Shares       Common       Paid-In     Accumulated      Stockholders'
                                   Outstanding        Stock        Capital       Deficit           Equity
                                   -----------        -----        -------     -----------      -------------

Balance, January 1, 2001              8,282          $    83       $43,337      ($22,258)         $21,162

Net loss                                  -                -             -      (  2,882)        (  2,882)

Repurchase of Common Stock         (     37)        (      1)     (     39)            -         (     40)
                                    -------          -------       -------       -------          -------

Balance, December 31, 2001            8,245               82        43,298      ( 25,140)          18,240

Net loss                                  -                -             -      (  1,842)        (  1,842)

Repurchase of common stock         (    714)        (      7)     (    461)            -         (    468)
                                    -------          -------       -------       -------          -------

Balance, December 31, 2002            7,531          $    75       $42,837      ($26,982)         $15,930
                                    =======          =======       =======       =======          =======








          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in $000's)

                                                       Year Ended December 31,
                                                       -----------------------
                                                         2002           2001
                                                       --------       --------

Cash flows from operating activities:
  Net loss                                            ($  1,842)     ($  2,882)
  Adjustments:
    Depreciation and amortization                         1,664          1,806
    Unrealized gains on marketable securities         (     160)     (     354)
    Net marketable securities transactions                  187            370
    Change in inventories                                 1,961          1,267
    Change in receivables                             (   1,860)           731
    Change in accounts payable and other accruals         1,510            423
    Other, net                                        (      34)           282
                                                       --------       --------
    Net cash provided by operating activities             1,426          1,643
                                                       --------       --------

Cash flows from investing activities:

  Purchase of plant and equipment, net                (     420)     (     654)
  Loans to affiliates and others                              -      (      30)
  Repayments of loans to affiliates                         121             76
                                                       --------       --------
    Net cash used in investing activities             (     299)     (     608)
                                                       --------       --------

Cash flows from financing activities:

  Repurchase of common stock                          (     468)     (      40)
  Term loan borrowings                                       59            485
  Term loan repayments                                (   1,372)     (   1,457)
  Net revolving line of credit repayments             (     131)     (     456)
                                                       --------       --------
    Net cash used in financing activities             (   1,912)     (   1,468)
                                                       --------       --------

Net decrease in cash and cash equivalents             (     785)     (     433)
Cash and cash equivalents at beginning of year            2,683          3,116
                                                       --------       --------
Cash and cash equivalents at end of year               $  1,898       $  2,683
                                                       ========       ========


Supplemental disclosure of cash
  flow information:

Cash paid for:

    Interest                                           $    446       $    573
                                                       ========       ========
    Taxes                                              $     19       $      -
                                                       ========       ========




          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

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

                     Years Ended December 31, 2002 and 2001

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

                     Years Ended December 31, 2002 and 2001

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

                                                              Year Ended
                                                              December 31,
                                                          -------------------
                                                            2002       2001
                                                          -------    --------

     Net loss:
       Reported net loss                                 ($ 1,842)   ($ 2,882)
       Add back goodwill amortization                           -         143
                                                          -------     -------
       Adjusted net loss                                 ($ 1,842)   ($ 2,739)
                                                          =======     =======

     Basic and diluted loss per share:
       Reported net loss per share                       ($   .24)   ($   .35)
       Goodwill amortization                                    -         .02
                                                          -------     -------
       Adjusted net loss per share                       ($   .24)   ($   .33)
                                                          =======     =======

     Fair Value of Financial Instruments
     -----------------------------------

          The carrying amounts reported in the balance sheet for cash and cash equivalents, investments, accounts receivable, long-term debt and payables approximate their fair value.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

          The Company does not hold or issue financial instruments for trading purposes.

          The fair value of the Company's debt approximates their carrying values due to the variable interest-rate feature of the instruments.

     Revenue Recognition
     -------------------

          The Company records revenue when a product is shipped and title and risk of loss pass to the customer.

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

          The shares used for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled below.

                                                       (Shares in Thousands)
                                                         2002         2001
                                                         ----         ----

              Average shares outstanding for basic
                earnings per share                       7,797        8,263
              Dilutive effect of stock options               -            -
                                                         -----        -----
              Average shares outstanding for diluted
                earnings (loss) per share                7,797        8,263
                                                         =====        =====

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

     Major Customers
     ---------------

          In the year 2002, one customer accounted for more than 35% of sales. In 2001, that customer accounted for approximately 32% of sales.

     New Accounting Standards
     ------------------------

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Intangible Assets". Major provisions of this Statement are as follows: goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill was no longer subject to amortization. The Company discontinued the amortization of goodwill effective January 1, 2002. This resulted in a reduction of amortization expense of approximately $143,000 in 2002. The Company made the initial assessment that goodwill was not impaired as of the adoption date of January 1, 2002. The Company reassessed its initial conclusion on December 31, 2002, and still believes goodwill to be unimpaired as of that date.

          In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and management has not yet completed their assessment of the impact of the adoption of this standard on the Company's financial statements.

          In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Live Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount of fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

     the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company was required to implement SFAS No. 144 on January 1, 2002, and management determined that this statement had no material impact on its results of operations or financial positions.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard nullifies Emerging Issue Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires the recognition of a liability for a cost associated with an exit or disposal activity at the time the liability is incurred, rather than at the commitment date to exit a plan as required by EITF 94-3. The Company will adopt this standard effective January 1, 2003. The Company does not expect the impact of the adoption of SFAS No. 146 to have a material effect on its results of operations or financial position.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation." This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial
     statements  about  the  method  of  accounting  for  stock-based   employee
     compensation and the effect of the method used on reported results. Effective January 1, 2003, The Company will adopt the fair value recognition provisions of SFAS No. 123, prospectively (as permitted under SFAS No. 148) to all new stock-based employee compensation granted, modified or settled after January 1, 2003. The Company does not expect the impact of the adoption of the fair value recognition provisions of SFAS No. 123 to have a material effect on its results of operations or financial position.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

          In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact of the Interpretation on its results of operations and financial position.

2.   Inventories
     -----------

     Inventories are comprised of the following (in $000's):

             Raw materials                    $ 1,224
             Work-in-process                      416
             Finished goods                     6,015
                                              -------
               Total                          $ 7,655
                                              =======

          Charges of $645,000 and $575,000 were taken in 2002 and 2001, respectively to bring the inventory valuation in line with current market conditions.

3.   Plant and Equipment
     -------------------

          At December 31, 2002, plant and equipment consisted of the following (in $000's):

                   Machinery and equipment             $ 10,682
                   Leasehold improvements                 2,885
                   Office equipment, furniture
                    and fixtures                          1,869
                   Accumulated depreciation           (   7,600)
                                                       --------
                     Total                             $  7,836
                                                       ========

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

4.   Investment in Unaffiliated Natural Products Company
     ---------------------------------------------------

          In May 1996, the Company purchased 500 shares of common stock representing a 25% interest in Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company purchased an additional 200 shares of common stock for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first four years and 36 monthly payments of principal and interest thereafter (the "Pure
     World Loan"). The Pure World Loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. The Pure World loan balance was approximately $121,000 at December 31, 2002. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

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

                     Years Ended December 31, 2002 and 2001

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

5.   Borrowings
     ----------

          Borrowings  consisted  of the  following  at  December  31,  2002  (in
     $000's):

          Loans payable to a bank, pursuant
             to a $2.75 million secured line of
             credit bearing annual interest at
             at Prime plus 2% (6.75% at December
             31, 2002) maturing in September 2003                 $ 1,926

          Loans payable to a bank,
             collateralized by certain
             property and equipment,
             bearing annual interest at
             6.878% maturing in December 2003                       1,286

          Loans payable to a bank, collateralized
             by certain equipment bearing
             annual interest LIBOR plus 2.5%
             (3.88% at December 31, 2002)
             maturing in October 2004                                 733

          Lease payable for equipment for gross assets
             of $800,000 with imputed interest at
             approximately 8% maturing in June 2007                   514

          Lease payable for equipment with gross assets
             of $392,800 with imputed interest of
             approximately 6.95% maturing in March 2006               255

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

          Loans payable to a bank, bearing annual
             interest at LIBOR plus 2.5% (3.88% at
             December 31, 2002) maturing in May 2005                  200

          Leases payable for equipment                                127

          All other                                                   109
                                                                  -------
               Total                                                5,150
          Less: Current portion of borrowings                       3,173
                                                                  -------
          Long-term debt                                          $ 1,977
                                                                  =======

          Interest expense was $446,000 and $573,000 for the years ended December 31, 2002 and 2001, respectively. The loan agreements contain certain restrictive covenants. The Company was in compliance at December 31, 2002.

          Aggregate maturities of borrowings (in $000's) for each of the years in the five year period ending December 31, 2007 are $1,247; $1,101; $680; $138 and $58. These maturities exclude $1,926,000 of debt pursuant to a $3 million line of credit.

6.   Common Stock
     ------------

     Stock Repurchase
     ----------------

          The Company had previously announced plans to repurchase shares of the Company's common stock subject to market conditions and other considerations as determined by the Board of Directors ("Repurchase Plans"). In 2002, the Company repurchased 713,980 shares of Common Stock which were returned to the status of authorized but unissued shares. The Company can repurchase approximately 940,000 more shares.

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

                     Years Ended December 31, 2002 and 2001

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

          The following table summarizes option transactions under the Option Plans for the years ended December 31, 2002 and 2001:

                                                             Weighted Average
                                          Shares              Exercise Price
                                        ----------           ----------------

            Options outstanding at
             January 1, 2001             1,043,080               $ 2.86
            Options canceled            (   79,550)                1.46
                                         ---------
            Options outstanding at
             December 31, 2001             963,530                 2.97
            Options canceled            (  193,050)                1.59
                                         ---------
            Options outstanding at
             December 31, 2002             770,480                 3.31
                                         =========


          For options outstanding and exercisable at December 31, 2002, the exercise price ranges are:



                                 Options Outstanding                                          Options Exercisable
              --------------------------------------------------------     -----------------------------------------------------
                      Number        Weighted-Average   Weighted-                Number        Weighted-Average    Weighted-
  Range of        Outstanding at     Remaining Life     Average             Outstanding at    Remaining Life       Average
Exercise Price   December 31, 2002    (In Years)     Exercise Price        December 31, 2002     (In Years)    Exercise Price
----------------------------------------------------------------------     -----------------------------------------------------

  $1 - $3             287,700              4            $ 1.95                 246,620               4             $ 1.82
  $3.01 - $6          482,780              6            $ 4.12                 312,742               6             $ 4.35
                     --------                           ------                 -------                             ------
                      770,480                           $ 3.31                 559,362                             $ 3.26
                     ========                           ======                 =======                             ======


                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

          In addition, in 1995 in connection with the Pure World Botanicals acquisition, the Company issued to the former Pure World Botanicals shareholders options outside of the 1991 Plan to acquire 275,000 shares of the Company's common stock at its then approximate fair value of $1.91 per share. Three employees of Pure World Botanicals were also given a total of 66,000 options outside of the 1991 Plan with prices ranging from $1.82 -
     $1.91, the approximate fair market value at the time of grant, in connection with their employment. In 1996, 62,700 options were granted outside of the 1991 Plan to various employees of the Company and Pure World Botanicals in connection with their employment with prices ranging between $1.65 and $2.05, the approximate fair market value at the time of the grant. In 1997, 44,000 options were granted outside of the 1997 Plan for new employees with prices ranging from $3.07 to $4.89 per share. In 2001, 235,000 options were granted outside of the 1997 plan at $1.00 per share. In 2002, 823,000 options were granted outside of the 1997 plan at $.71 per share. Of these options, 368,500 have since been canceled.

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

          Had compensation cost for the issued stock options been determined based upon the fair values at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                     2002              2001
                                                    ------            ------

         Net loss (in $000's):
           As reported                             ($ 1,842)          ($2,882)
           Pro forma compensation expense          ($   552)          ($  511)
           Pro forma                               ($ 2,394)          ($3,393)

         Basic and diluted net loss per share:
           As reported                            ($   .24)          ($  .35)
           Pro forma                              ($   .31)          ($  .41)

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

          All options granted to date have an exercise price equal to the market price of the Company's stock on the grant date. For purposes of calculating the compensation cost consistent with FASB Statement 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 44.90 percent in 2002 and 108.17 percent in 2001; risk free interest rates between 1.22 percent and 7.63 percent; and weighted average expected lives of 5 to 10 years.

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

          The term is to be automatically extended one day for each day elapsed after the Effective Date. The Chairman may terminate his employment under the Agreement under certain conditions specified in the Agreement, and the Company may terminate the Chairman's employment under the Agreement for cause. In the event of the Chairman's death during the term of the Agreement, his beneficiary shall be paid a monthly death benefit equal to $215,000 per year for three years payable in equal monthly installments. Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement, he shall be paid an annual disability payment equal to 80 percent of his base salary plus cash bonuses in effect at the time of the disability. Such disability payments shall continue until the Chairman attains the age of 70. The Company accrued approximately $36,000 in each of 2002 and 2001 for the contingent payments provided under the terms of the Agreement.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

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

8.   Income Taxes
     ------------

          At December 31, 2002, the Company had net operating loss carryforwards ("NOLs") of approximately $16.5 million for Federal income tax reporting purposes, which expire in the years 2003 through 2022. The ultimate realization of the tax benefits from the net operating loss is dependent upon future taxable earnings of the Company.

          The components of income tax expense (benefit) were as follows (in $000's):

                                            2002              2001
                                          --------          --------

            Federal-current                $  -               $  -
            State-current                 (  89)             (  11)
            Deferred                          -                  -
                                           ----               ----
              Total benefit               ($ 89)             ($ 11)
                                           ====               ====

          Pure World Botanicals received a state tax refund in 2002.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

          Deferred income taxes reflect the tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2002 are as follows (in $000's):

              Deferred tax assets:

                Net operating loss carryforwards               $  5,918
                Alternative minimum tax ("AMT")
                  credit carryforwards                              286
                Other, net                                          611
                                                               --------
                                                                  6,815
              Valuation allowance                             (   6,566)
                                                               --------
              Net deferred tax asset                           $    249
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

          A reconciliation of the provision for income tax expense (benefit) to the expected income tax expense (benefit) (income (loss) before income taxes times the statutory tax rate of 34%) is as follows (in $000's):

                                                    2002              2001
                                                  --------          --------

            Loss before income taxes              ($ 1,931)         ($ 2,893)
            Statutory federal income
              tax rate                                  34%               34%
                                                   -------           -------
            Expected income tax benefit           (    657)         (    984)
            State tax, net of federal
              benefits                            (     59)         (      7)
            Change in valuation allowance         (    354)            1,093
            Expiration of tax credit
              and state net operating loss
                carryforwards                          895                 -
            Other, net                                  86          (    113)
                                                   -------           -------
             Benefit for income taxes             ($    89)         ($    11)
                                                   =======           =======

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

          The Tax Reform Act of 1986, as amended, provides for a parallel tax system which requires the calculation of AMT and the payment of the higher of the regular income tax or AMT. The Company also has an AMT credit carryforward of approximately $286,000 which will be allowed as a credit carryover against regular tax in the future in the event the regular tax exceeds the AMT.

9.   Commitments, Contingencies and Related Party Transactions
     ---------------------------------------------------------

          The Chairman of the Company is the Chairman of a brokerage firm which provided investment services to the Company during the years ended December 31, 2002 and 2001. Brokerage commissions paid by the Company totaled approximately $12,500 in 2002 and $1,600 in 2001.

          The Chairman of the Company is also the President of Sun Equities Corporation ("Sun"), the Company's principal stockholder. The Company reimburses Sun for the Company's proportionate share of the cost of group medical insurance and certain general and administrative expenses. Such reimbursements for the years ended December 31, 2002 and 2001 amounted to approximately $556,000 and $739,000, respectively. Sun received no remuneration or administrative fees for performing this service.

          KMZ Rosenman ("KMZ") performed legal work for the Company and its subsidiaries in 2002 and 2001. Natalie I. Koether, President of the Company and of Pure World Botanicals and the wife of the Chairman of the Company, is of counsel to KMZ. Aggregate fees and expenses billed to the Company and its subsidiaries were approximately $39,000 in 2002 and $53,000 in 2001.

          Pure World Botanicals leases a 138,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation owned by the former owners of Pure World Botanicals for $20,000 per month, net, plus one percent of the gross revenues of Pure World Botanicals up to an additional $200,000 per annum. At December 31, 2002, the lease had a term of two years and expires in December 2004 with three ten-year renewal options at base rates up to $22,898 per month. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories; manufacturing space of 70,000 square feet; and warehousing space of 38,000 square feet.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

          Pure World Botanicals also leases a facility in Teterboro, New Jersey for approximately $11,000 per month from an unrelated party and a facility in Carlstadt, New Jersey for approximately $15,000 per month.

          The Company also rents office space from an affiliate. Such rent expense was approximately $43,000 in 2002 and in 2001.

          Future minimum lease payments (in $000's) for each of the years in the five year period ending December 31, 2007 are $595; $592; $355; $367; and $189.

          Rent   expense  was   $612,000   and   $608,000  for  2002  and  2001,
     respectively, which includes $181,000 and $182,000 for 2002 and 2001, respectively representing one percent of the gross revenues of Pure World Botanicals.

10.  Legal Proceedings
     -----------------

          The Company is involved from time to time in various lawsuits that arise in the course of its business.

Item 8.  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND
-------     --------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

     None

                                    PART III
                                    --------

Item 9.  -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
-------     ------------------------------------------------------------

     The three members of the Board of Directors were elected at the 2002 Annual Meeting of Stockholders and will serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The Company's officers are elected by and serve at the leave of the Board.

     There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. Paul O. Koether, the Chairman of the Company, and Natalie I. Koether, the President of the Company, are spouses.

     The directors and executive officers of the Company at February 28, 2003 were as follows:

                                     Position and Office
                                     Presently Held with         Director
   Name of Person            Age        the Company               Since
   --------------            ---     -------------------         --------

   Paul O. Koether           66      Chairman and                  1988
                                     Director of the
                                     Company; Chairman
                                     of Pure World Botanicals

   Alfredo Mena              50      Director                      1992

   William Mahomes, Jr.      56      Director                      1993

   Natalie I. Koether        63      President of the                 -
                                     Company and of Pure World
                                     Botanicals

   Voldemar Madis            62      Vice Chairman of the             -
                                     Company and of Pure World
                                     Botanicals

   Dr. Qun Yi Zheng          45      Executive Vice President         -
                                     of Pure World Botanicals















                                     III-1

Paul O. Koether is principally engaged in the following: (i) the Company, as Chairman since April 1988, President from April 1989 to February 1997, a director since March 1988, and for more than five years as the Chairman and President of Sun Equities Corporation ("Sun"), a private, closely-held corporation which is the Company's principal stockholder; (ii) as Chairman of Pure World Botanicals, Inc. ("PWBI"), since January 1995 and as a director since December 1994; (iii) as Chairman and director since July 1987 and President since October 1990 of Kent Financial Services, Inc. ("Kent") which engages in various financial services, including the operation of a retail brokerage business through its wholly-owned subsidiary, T. R. Winston & Company, Inc. ("Winston") and the general partner since 1990 of Shamrock Associates, an investment partnership which is the principal stockholder of Kent; (iv) various positions with affiliates of Kent, including Chairman since 1990 and a registered representative since 1989 of Winston; (v) from July 1992 to January 2000, Chairman of Golf Rounds.com, Inc. ("Golf Rounds"), currently a non-operating company; and (vi) since September 1998 as a director and Chairman of Cortech, Inc., ("Cortech"), a biopharmaceutical company.

Alfredo Mena Since 1976, Mr. Mena has been President of Alimentos de El Salvador S.A. de C.V., having previously served as Director and General Manager. The Company is engaged in coffee growing, processing and exporting. From October 1995 until June 1997, he served as Presidential Commissioner for the
Modernization of the Public Sector, in charge of its decentralization, debureaucratization, deregulation, and privatization. Mr. Mena is a citizen of El Salvador.

William Mahomes, Jr. Mr. Mahomes currently is a Senior Shareholder in Simmons Mahomes P.C., a law firm emphasizing commercial real estate transactions, public finance, business transactions and mediation. From 1997 to May 2001, Mr. Mahomes was in the private practice of law emphasizing mediation, real estate and commercial transactions. From 1994 to March 1997, Mr. Mahomes was a Senior Shareholder at the law firm of Locke Purnell Rain Harrell. From 1989 to 1994 he was an international partner in the Dallas office of Baker & McKenzie law firm. Mr. Mahomes currently serves on the Board of Directors of a variety of organizations, including the Texas Pension Review Board, Center for New Ventures and Entrepreneurship (Texas A&M University), Operation Oasis, Inc. and the Texas Affiliate Board of Healthcare Service Corporation (HCSC), formerly known as Blue Cross and Blue Shield of Texas.

Natalie I. Koether is engaged principally in the following activities: (i) President of the Company since February 1, 1997 and President and Director of Pure World Botanicals since November 1995; (ii)of Counsel with the law firm of KMZ Rosenman, from September 1993.


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

Item 10.  -  EXECUTIVE COMPENSATION
--------     ----------------------

     The table below sets forth for the years ended December 31, 2002, 2001 and 2000, the compensation of any person who, as of December 31, 2002, was the Chief Executive Officer of the Company or who was among the four most highly compensated executive officers of the Company other than the Chief Executive Officer with annual compensation in excess of $100,000 ("Executive Officers").

                                                                     Long-Term
Name and                          Annual Compensation(1)(2)        Compensation
                                -----------------------------      ------------
Principal Position            Year         Salary         Bonus     Options(#)
------------------            ----         ------         -----    ------------

Paul O. Koether               2002      $   5,000       $     -      200,000
Chairman                      2001         17,965             -            -
                              2000        161,652             -            -

Natalie I. Koether            2002      $  10,000       $     -      300,000
President                     2001         22,531             -      160,000
                              2000        270,374             -            -

Voldemar Madis                2002      $ 160,937       $     -            -
Vice Chairman                 2001        160,937             -            -
                              2000        160,937             -            -

Qun Yi Zheng                  2002      $ 192,921       $     -      200,000
Executive Vice                2001        184,812             -       75,000
President                     2000        188,753         6,923      100,000

----------------------------------------------------------

(1)  The Company currently has no bonus plan.

(2)  Certain Executive Officers received incidental personal benefits during the
     fiscal  years  covered  by   the  table.  The  value  of  these  incidental


                                     III-3
     benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for any of the Executive Officers. Such amounts are excluded from the table.

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

                                   Fiscal Year-End Options Values
                    -----------------------------------------------------------
                                                        Value of Unexercised
                          Number of Unexercised             In-the-Money
                           Options at 12/31/02          Options at 12/31/02
 Name                   Exercisable/Unexercisable     Exercisable/Unexercisable
-------                 -------------------------     -------------------------

Paul O. Koether              255,000 /       -           $     - / $      -
Natalie I. Koether           707,500 /       -                 - /        -
Voldemar Madis               120,000 /       -                 - /        -
Qun Yi Zheng                 374,000 / 166,000                 - /        -


                                     III-4

401(k) Plan
-----------

     The Company has established a Retirement Savings Plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan permits employees of the sponsor to defer a portion of their compensation on a pre-tax basis. Employees who meet the 401(k) Plan's eligibility requirements may defer up to 15% of their compensation not to exceed the Internal Revenue Service limit ($11,000 in 2002 and $10,500 in 2001.) The Company did not match employee contributions in 2002 or 2001. Federally mandated discrimination testing limits the amounts which highly paid employees may defer based on the amounts contributed by all other employees. Participant elective deferral accounts are fully vested and participant matching contribution accounts in the 401(k) Plan are vested in accordance with a graduated vesting schedule over a period of six years of service. All participant accounts in the 401(k) Plan are invested at the direction of the participants among several different types of funds offered by a large mutual fund management company selected by the Company. Distributions of account balances are normally made upon death, disability or termination of employment after normal retirement date (age 60) or early retirement date (age
55). However, distribution may be made at any time after an employee terminates employment. Amounts payable to an employee are dependent on the employee's account balance, which is credited and debited with appropriate earnings, gains, expenses and losses of the underlying investment. Benefits are determined by contributions and investment performance over the entire period an employee participates in the 401(k) Plan. Payment is made in a single cash sum no later than sixty days following the close of the year in which the event giving rise to the distribution occurs.

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






                                     III-5

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

Remuneration of Directors
-------------------------

     Directors who are not employees of the Company receive a fee of $1,800 for attending each meeting of the Board or a committee meeting. During 2002, the Company paid directors' fees in the aggregate of approximately $32,000.



                                     III-6

Item 11.  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 2003, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officer and directors and officers as a group:

                                          Number of Shares        Approximate
         Name and Address                  of Common Stock          Percent
         Of Beneficial Owner            Beneficially Owned(1)       of class
         -------------------            ------------------        ------------

         Paul O. Koether
         211 Pennbrook Road
         Far Hills, N.J. 07931              3,960,405(2)             43.77%

         Natalie I. Koether
         211 Pennbrook Road
         Far Hills, N.J. 07931              3,960,405(3)             43.77%

         Sun Equities Corporation
         376 Main Street
         Bedminster, N.J. 07921             2,500,025                33.21%

         William Mahomes, Jr.
         900 Jackson Street
         Suite 540
         Dallas, TX 75202                      11,000                     *

         Alfredo Mena
         P.O. Box 520656
         Miami, FL 33152                       18,700                     *

         Voldemar Madis
         375 Huyler Street
         South Hackensack, NJ 07606           124,070                 1.37%

         Dr. Qun Yi Zheng
         375 Huyler Street
         South Hackensack, NJ 07606           421,500                 4.66%

         Dimensional Fund Advisors, Inc.
         1299 Ocean Avenue, 11th Floor
         Santa Monica, CA 90401               547,190(4)              7.27%

         All directors and
         Officers as a group
         (6 persons)                        4,535,675                50.13%
         ------------------------------
         *Represents less than one percent.

                                     III-7

(1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in this footnote or in other footnotes below. Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within sixty days: Paul O. Koether (255,000 shares); Natalie I. Koether (707,500 shares); Alfredo Mena (16,500 shares); Voldemar Madis (120,000 shares); Qun Yi Zheng (421,500 shares); and all directors and officers as a group (1,520,500 shares).

(2) Includes 950,050 shares beneficially owned by his wife, including 110,000 shares owned by Emerald Partners of which she is the sole general partner, 707,500 shares which she has the right to acquire upon exercise of stock options and 132,550 shares held in custodial accounts. Mr. Koether may also be deemed to be the beneficial owner of the 2,500,025 shares owned by Sun, of which Mr. Koether is a principal stockholder and Chairman, 114,330 shares held in discretionary accounts of certain of his brokerage customers and 31,000 shares held in Mr. Koether's IRA account. Mr. Koether disclaims beneficial ownership of all of the foregoing shares.

(3) Includes 110,000 shares owned by Emerald Partners of which Mrs. Koether is the sole general partner; 707,500 shares which she has the right to acquire upon exercise of stock options; 132,550 shares held in custodial accounts; and the shares beneficially owned by her husband, described above in footnote (2). Mrs. Koether may also be deemed to be the beneficial owner of the 2,500,025 shares owned by Sun, of which she is a principal stockholder and her husband is a principal stockholder and Chairman. Mrs. Koether disclaims beneficial ownership of all of the foregoing shares.

(4) Dimensional Fund Advisors, Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds". In its role as investment adviser or manager, Dimensional possesses voting and/or investment power over the securities of the Issuer described in this schedule that are owned by the Funds. All securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.










                                     III-8

Item 12.  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

     The Chairman of the Company is also the President of Sun Equities Corporation ("Sun"), the Company's principal stockholder. The Company reimburses Sun for the Company's proportionate share of the cost of group medical insurance and certain general and administrative expenses. Such reimbursements for the years ended December 31, 2002 and 2001 amounted to approximately $556,000 and $739,000, respectively. Sun received no remuneration or administrative fees for performing this service.

     KMZ Rosenman ("KMZ") performed legal work for the Company for which it billed the Company an aggregate of approximately $39,000 in 2002 and $53,000 in 2001. Natalie I. Koether, Esq., President of the Company and of Pure World Botanicals and wife of the Chairman of the Company, is of Counsel to KMZ.







































                                     III-9

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

          (d)      Certificate of Amendment of      Incorporation by reference of
                   Restated Certificate of Incor-   Pure World, Inc. Form 10-KSB
                   poration of the Company          for the year ended December 31,
                                                    1996.

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

     10.10 (a)     Employment Agreement with        Incorporated by reference to
                   Dr. Q.Y. Zheng                   Pure World, Inc. Form 10-KSB
                                                    dated December 31, 1998.

           (b)     Amendment to Employment          Incorporated by reference to
                   Agreement with Dr. Q.Y. Zheng    Pure World, Inc. Form 10-KSB
                                                    Dated December 31, 1998.

        21         Subsidiaries of the Registrant   Filed herewith.

      99.1         Certifications pursuant  to Section 906 of the Sarbanes-Oxley
                   Act of 2002.



(b) Reports on Form 8-K
    -------------------
    None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PURE WORLD, INC.

March 28, 2003                             By: /s/ Paul O. Koether
                                               ----------------------------
                                               Paul O. Koether
                                               Chairman of the Board

March 28, 2003                             By: /s/ Sue Ann Itzel
                                               ----------------------------
                                               Sue Ann Itzel
                                               Vice President
                                               (Principal Financial and
                                               Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                        Capacity                   Date
-------------------------          ---------------------      ----------------


/s/ Paul O. Koether                Chairman of the Board        March 28, 2003
-------------------------          and Director
Paul O. Koether                    (Principal Executive
                                   Officer)


/s/ William Mahomes, Jr.           Director                     March 28, 2003
-------------------------
William Mahomes, Jr.



/s/ Alfredo Mena                   Director                     March 28, 2003
-------------------------
Alfredo Mena

                                                                    EXHIBIT 21

                                PURE WORLD, INC.

                              LIST OF SUBSIDIARIES



           NAME OF SUBSIDIARY                          STATE OF INCORPORATION
           ------------------                          ----------------------

           American Holdings, Inc.                            Delaware

           Eco-Pure, Inc. Delaware                            Delaware

           Pure World Botanicals, Inc.                        Delaware

           Pure World Botanicals Powders, Inc.                Delaware

                                                                   Exhibit 99.1
                                 CERTIFICATIONS

I, Paul O. Koether, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Pure World, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003                              /s/ PAUL O. KOETHER
                                            ----------------------------------
                                            Paul O. Koether
                                            Chairman

                                                                  Exhibit 99.1

                                 CERTIFICATIONS

I, Sue Ann Itzel, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Pure World, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003                              /s/ SUE ANN ITZEL
                                            ----------------------------------
                                            Sue Ann Itzel
                                            Chief Financial Officer

                                                                  Exhibit 99.1

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman of Pure World, Inc., (the "Company"), and Sue Ann Itzel, the Vice President, Treasurer and Assistant Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, to which this Certification is attached as Exhibit 99.1 (the "Periodic Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated:   March 28, 2003

/s/ Paul O. Koether
--------------------------------
Paul O. Koether
Chairman



/s/ Sue Ann Itzel
--------------------------------
Sue Ann Itzel
Chief Financial Officer