Form 10QSB
period 2003-03-31
PURE WORLD INC
filed 2003-05-14
CIK 356446

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended: March 31, 2003
                                           --------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

     State the number of shares outstanding of each of the issuer's classes of common equity: As of April 30, 2003, the issuer had 7,513,624 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                                    Yes      No  X
                                       -----   -----

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  Financial Statements
-------  --------------------

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MARCH 31,2003
                                 ($000 Omitted)
                                   (UNAUDITED)

ASSETS
------

Current assets:

  Cash and cash equivalents                                          $  2,283
  Accounts receivable, net of allowance for
    uncollectible accounts and returns and
    allowances of $341                                                  4,161
  Inventories                                                           7,577
  Other                                                                   603
                                                                     --------
      Total current assets                                             14,624
Plant and equipment, net                                                7,732
Investment in unaffiliated natural products company                     1,510
Notes receivable from affiliates                                          201
Goodwill, net of accumulated amortization of $847                       1,144
Other assets                                                              474
                                                                     --------
      Total assets                                                   $ 25,685
                                                                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                   $  1,852
  Short-term borrowings                                                 3,291
  Accrued expenses and other                                            2,188
                                                                     --------
      Total current liabilities                                         7,331
Long-term debt                                                          1,741
                                                                     --------
      Total liabilities                                                 9,072
                                                                     --------
Stockholders' equity:
  Common stock, par value $.01
    30,000,000 shares authorized;
    7,515,554 shares issued and outstanding                                75
  Additional paid-in capital                                           42,828
  Accumulated deficit                                               (  26,290)
                                                                     --------
      Total stockholders' equity                                       16,613
                                                                     --------
      Total liabilities and stockholders' equity                     $ 25,685
                                                                     ========

          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                            2003        2002
                                                           ------      ------
Revenues:

  Sales                                                    $ 7,466     $ 3,590
  Net gains on marketable securities                             -          28
  Interest and other income                                    107          14
                                                           -------     -------
      Total revenues                                         7,573       3,632
                                                           -------     -------

Expenses:

  Cost of goods sold                                         5,426       3,121
  Selling, general and administrative                        1,316       1,105
                                                           -------     -------
      Total expenses                                         6,742       4,226
                                                           -------     -------

Income (loss) before income taxes                              831    (    594)
Provision for income taxes                                     139           -
                                                           -------     -------
Net income (loss)                                          $   692    ($   594)
                                                           =======     =======

Basic and diluted net income (loss) per share              $   .09    ($   .07)
                                                           =======     =======


















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             2003        2002
                                                            ------      ------

Cash flows from operating activities:

  Net income (loss)                                        $    692   ($    594)
  Adjustments:
    Depreciation and amortization                               444         419
    Net marketable securities
      transactions                                                -          27
    Change in inventories                                        78         394
    Change in receivables                                 (     257)  (     328)
    Change in accounts payable and
      other accruals                                      (      57)  (      32)
    Other, net                                            (      75)         57
                                                           --------    --------
    Net cash provided by (used in)
      operating activities                                      825   (      57)
                                                           --------    --------

Cash flows from investing activities:

  Purchase of plant and equipment                         (     340)  (     103)
  Repayment of loans to affiliates
    and others                                                   28          18
                                                           --------    --------
    Net cash used in investing
      activities                                          (     312)  (      85)
                                                           --------    --------

Cash flows from financing activities:

  Repurchase of common stock                              (      10)          -
  Term loan borrowings                                          138           -
  Term loan repayments                                    (     347)  (     355)
  Net revolving line of credit borrowings                        91         445
                                                           --------    --------
    Net cash provided by (used in)
      financing activities                                (     128)         90
                                                           --------    --------

Net increase (decrease) in cash and
  cash equivalents                                              385   (      52)
Cash and cash equivalents at beginning of period              1,898       2,683
                                                           --------    --------
Cash and cash equivalents at end of period                 $  2,283    $  2,631
                                                           ========    ========

Supplemental disclosure of cash
  flow information:

    Cash paid for:

      Interest                                             $     96    $    112
                                                           ========    ========








          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

1.   General
     -------

          The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries ("Pure World" or the "Company") as of March 31, 2003 and for the quarters ended March 31, 2003 and 2002 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

          The results of operations for the quarters ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.   Inventories
     -----------

          Inventories are comprised of the following (in $000's):

                      Raw materials                   $   836
                      Work-in-progress                    751
                      Finished goods                    5,990
                                                      -------
                        Total inventories             $ 7,577
                                                      =======

3.   Investment in Unaffiliated Natural Products Company
     ---------------------------------------------------

          In May 1996, the Company purchased 500 shares of common stock representing a 25% interest in Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company purchased an additional 200 shares of common stock for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first four years and 36 monthly payments of principal and interest thereafter (the "Pure
     World Loan"). The Pure World Loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. The Pure World loan balance was approximately $116,000 at March 31, 2003. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

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

4.   Borrowings
     ----------

          Borrowings consisted of the following at March 31, 2003 (in $000's):

        Loans payable to a bank, pursuant
          to a $2.75 million secured line of
          credit bearing annual interest
          at LIBOR plus 2.5% (7.25% at March
          31, 2003) maturing in September 2003                    $ 2,017

        Loans payable to a bank,
          collateralized by certain
          property and equipment,
          bearing annual interest at
          6.878% maturing in December 2003                          1,179

        Loans payable to a bank, collateralized
          by certain equipment bearing
          annual interest LIBOR plus 2.5%
          (7.25% at March 31, 2003)
          maturing in October 2004                                    633

        Lease payable for equipment for gross assets
          of $800,000 with imputed interest of
          approximately 8% maturing in June 2007                      485

        Lease payable for equipment with gross assets
          of $392,800 with imputed interest of
          approximately 6.95% maturing in March 2006                  236

        Loans payable to a bank, bearing annual
          interest at LIBOR plus 2.5% (7.25% at
          March 31, 2003) maturing in May 2005                        180

        Leases payable for equipment                                  198

       All other                                                      104
                                                                  -------
           Total                                                    5,032
       Less: Current portion of borrowings                          3,291
                                                                  -------
       Long-term debt                                             $ 1,741
                                                                  =======

          Interest expense was $96,000 and $112,000 for the three months ended March 31, 2003 and 2002, respectively.

5.   Common Stock
     ------------

     Stock Repurchase
     ----------------

          In connection with the Company's common stock repurchase plans, 15,100 shares of common stock were purchased in the three months ended March 31, 2003. All shares repurchased were canceled.

     Stock Options
     -------------

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

          Had compensation cost for the issued stock options been determined based upon the fair values at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                        Three Months Ended
                                                              March 31,
                                                        ------------------
                                                         2003        2002
                                                        ------      ------

        Net income (loss) (in $000's):

          As reported                                   $   692    ($  594)
          Pro forma compensation expense               ($    40)   ($   50)
          Pro forma                                     $   652    ($  644)

        Basic and diluted net income (loss)
          per share:

          As reported                                   $   .09    ($  .07)
          Pro forma                                     $   .09    ($  .08)

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

     The shares used for basic income (loss) per common share and diluted income
(loss) per common share are reconciled below.

                                                       (Shares in Thousands)
                                                        2003          2002
                                                        ----          ----

        Average shares outstanding
          for basic income (loss) per share            7,526         8,245

        Dilutive effect of stock options                   -             -
                                                       -----         -----
        Average shares outstanding
          for diluted income (loss) per share          7,526         8,245
                                                       =====         =====

ITEM 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
-------   ----------------------------------------------------------------------
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

Liquidity and Capital Resources
-------------------------------

     At March 31, 2003, the Company had cash and cash equivalents of approximately $2.3 million. Cash equivalents of $1.5 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 1.05% and 1.1%. The Company had working capital of $7.3 million at March 31, 2003. At March 31, 2003 the Company was in compliance with the covenants of their loan agreements. The Company has commenced discussions with existing and other lenders to explore the opportunity to refinance some or all of its debt. Although there are no assurances, management believes that the Company will successfully refinance its debt. The management of the Company believes that its financial resources and anticipated cash flows will be sufficient for future operations.

     Net cash of $825,000 was provided by operations in the quarter ended March 31, 2003, compared to net cash used of $57,000 in the same quarter of 2002. The net income of $692,000 in the first quarter of 2003 compared to the net loss of $594,000 in the first quarter of 2002 was the primary reason for the increase.

     Net cash of $312,000 and $85,000 was used in investing activities in the three months ended March 31, 2003 and 2002, respectively, due primarily to the purchase of plant and equipment.

     Cash used in financing activities in the first quarter of 2003 was $128,000 compared to net cash provided of $90,000 in the same period in 2002. Changes in notes payable were the primary reasons for these cash flows. For more information on borrowings, see Note 4 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's operations resulted in net income of $692,000, or $.09 basic and diluted income per share, for the three months ended March 31, 2003 compared to a net loss of $594,000, or $.07 basic and diluted loss per share, for the comparable period in 2002.

     The Company, through its wholly-owned subsidiary, Pure World Botanicals, Inc. had sales of $7.5 million in the quarter ended March 31, 2003, compared to sales of $3.6 million in the comparable quarter of 2002, an increase of approximately $3.9 million, or 108%. The material increase in sales resulted from various factors including the introduction by several customers of new products containing Pure World extracts which may or may not result in significant business in the future; the commencement of a major processing contract for a multi-national consumer products company which is expected to extend at least two years; and the addition of many new customers both in dietary supplements and functional foods.

     For the three months ended March 31, 2003 and 2002, the gross margin (sales less cost of goods sold) was $2,040,000, or 27% of sales and $469,000, or 13% of sales, respectively. The increase in gross margin was due to increase in the sales volume combined with the change in the product sales mix.

     For the three month period ended March 31, 2002, the Company recorded net gains on marketable securities of $28,000 of which $160,000 were unrealized gains and $132,000 were realized losses. The Company had no marketable securities in the first quarter of 2003.

     Interest income was $7,000 for the three month period ended March 31, 2003, compared to $14,000 for the three month period ended March 31, 2002. Lower invested balances and lower yields on investments were the reasons for the decrease.

     Other income in the quarter ended March 31, 2003 was derived from a research and development agreement with a pharmaceutical company.

     Selling, general and administrative expenses were $1,316,000 for the three months ended March 31, 2003 compared to $1,105,000 for the comparable period in 2002, an increase of $211,000 or 19%. Higher personnel costs were the primary reasons for the increase.

Item 3.  -  Controls and Procedures
-------     -----------------------

     Within the 90-day period prior to the filing of this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14 under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II  -  OTHER INFORMATION
-------     -----------------

Item 6.  -  Exhibits and Reports on Form 8-K
-------     --------------------------------

       (a)  Exhibits
            --------

            99.1 - Certifications pursuant to section 906 of the Sarbanes-Oxley Act of 2002

       (b)  Reports on Form 8-K
            -------------------

            On  April  16,  2003  the  Company  filed  a  Form  8-K   announcing
            results for the first quarter ended March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PURE WORLD, INC.






Dated: May 14, 2003                        By: /s/ Sue Ann Itzel
                                               --------------------------
                                               Sue Ann Itzel
                                               Chief Financial Officer
                                               (Principal Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 14, 2003                                     /s/ PAUL O. KOETHER
                                                 ---------------------------
                                                 Paul O. Koether
                                                 Chairman

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 14, 2003                                     /s/ SUE ANN ITZEL
                                                 ---------------------------
                                                 Sue Ann Itzel
                                                 Chief Financial Officer

                                                                    Exhibit 99.1

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman of Pure World, Inc., (the "Company"), and Sue Ann Itzel, the Vice President, Treasurer and Assistant Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2003, to which this Certification is attached as Exhibit
          99.1 (the "Periodic Report"),  fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated:   May 14, 2003

/s/ Paul O. Koether
---------------------------
Paul O. Koether
Chairman




/s/ Sue Ann Itzel
---------------------------
Sue Ann Itzel
Chief Financial Officer