Form 10QSB
period 2003-06-30
PURE WORLD INC
filed 2003-08-13
CIK 356446

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: June 30, 2003
                                          -------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity: As of July 31, 2003, the issuer had 7,513,624 shares of its common stock, par value $.01 per share, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                  Yes     No X
                                     ---    ---

PART I   -  FINANCIAL INFORMATION
-------     ---------------------
ITEM 1.  -  Financial Statements
-------     --------------------

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30,2003
                                   (UNAUDITED)
                                   (in $000's)

ASSETS
------

Current assets:
  Cash and cash equivalents                                           $  1,413
  Accounts receivable, net of allowance for
    uncollectible accounts and returns and
    allowances of $363                                                   2,648
  Inventories                                                            7,605
  Other                                                                    594
                                                                      --------
      Total current assets                                              12,260
Plant and equipment, net                                                 7,588
Investment in unaffiliated natural products company                      1,510
Notes receivable from affiliates                                           199
Goodwill                                                                 1,144
Other assets                                                               461
                                                                      --------
      Total assets                                                    $ 23,162
                                                                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                    $    652
  Short-term borrowings                                                  3,037
  Accrued expenses and other                                             1,806
                                                                      --------
      Total current liabilities                                          5,495
Long-term debt                                                           1,439
                                                                      --------
      Total liabilities                                                  6,934
                                                                      --------

Stockholders' equity:
  Common stock, par value $.01;
    30,000,000 shares authorized;
    7,513,624 shares issued and outstanding                                 75
Additional paid-in capital                                              42,826
Accumulated deficit                                                  (  26,673)
                                                                      --------
      Total stockholders' equity                                        16,228
                                                                      --------
      Total liabilities and stockholders' equity                      $ 23,162
                                                                      ========

          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)

                                                         Three months ended
                                                              June 30,
                                                       ----------------------
                                                         2003          2002
                                                       --------      --------

Revenues:
  Sales                                                $  4,488      $  4,285
  Interest income                                             5            14
                                                       --------      --------
    Total revenues                                        4,493         4,299
                                                       --------      --------

Expenses:
  Cost of goods sold                                      3,797         3,755
  Selling, general and administrative                     1,115         1,029
                                                       --------      --------
    Total expenses                                        4,912         4,784
                                                       --------      --------

Loss before income taxes                              (     419)    (     485)
Benefit for income taxes                              (      36)            -
                                                       --------      --------
Net loss                                              ($    383)    ($    485)
                                                       ========      ========

Basic and diluted net loss per share                  ($    .05)    ($    .06)
                                                       ========      ========



















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)

                                                            Six months ended
                                                                June 30,
                                                          --------------------
                                                            2003        2002
                                                          --------    --------

Revenues:
  Sales                                                   $ 11,954    $  7,875
  Net gains on marketable securities                             -          28
  Interest and other income                                    112          28
                                                          --------    --------
    Total revenues                                          12,066       7,931
                                                          --------    --------

Expenses:
  Cost of goods sold                                         9,223       6,876
  Selling, general and administrative                        2,431       2,134
                                                          --------    --------
    Total expenses                                          11,654       9,010
                                                          --------    --------

Income (loss) before income taxes                              412   (   1,079)
Provision for income taxes                                     103           -
                                                          --------    --------
Net income (loss)                                         $    309   ($  1,079)
                                                          ========    ========

Basic and diluted net income (loss) per share             $    .04   ($    .13)
                                                          ========    ========


















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                           Six months ended
                                                               June 30,
                                                         --------------------
                                                           2003        2002
                                                         --------    --------

Cash flows from operating activities:
  Net income (loss)                                      $   309     ($ 1,079)
  Adjustments:
    Depreciation and amortization                            896          839
    Net marketable securities
     transactions                                              -           27
    Change in inventories                                     50        1,231
    Change in receivables                                  1,256     (    329)
    Change in accounts payable and
     other accruals                                     (  1,640)    (    149)
    Other, net                                          (     54)           6
                                                         -------      -------
    Net cash provided by operating activities                817          546
                                                         -------      -------

Cash flows from investing activities:
  Purchase of plant and equipment                       (    648)    (    165)
  Repayment of loans to affiliates and others                 31           31
                                                         -------      -------
    Net cash used in investing activities               (    617)    (    134)
                                                         -------      -------

Cash flows from financing activities:

  Term loan borrowings                                       138           59
  Term loan repayments                                  (    681)    (    703)
  Net revolving line of credit borrowings
    (repayments)                                        (    131)         233
  Repurchase of common stock                            (     11)    (    453)
                                                         -------      -------
    Net cash used in financing activities               (    685)    (    864)
                                                         -------      -------

Net decrease in cash and cash equivalents               (    485)    (    452)
Cash and cash equivalents at beginning of period           1,898        2,683
                                                         -------      -------
Cash and cash equivalents at end of period               $ 1,413      $ 2,231
                                                         =======      =======
Supplemental disclosure of cash
  flow information:
    Cash paid for:

      Interest                                           $   195      $   223
                                                         =======      =======
      Taxes                                              $     -      $    19
                                                         =======      =======










          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 AND 2002
                                   (UNAUDITED)

1.   General
     -------

          The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries ("Pure World" or the "Company") as of June 30, 2003 and for the periods ended June 30, 2003 and 2002 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

          The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.   Inventories
     -----------

          At June 30, 2003, inventories are comprised of the following (in $000's):

                   Raw materials                         $   696
                   Work-in-progress                          324
                   Finished goods                          6,585
                                                         -------
                         Total inventories               $ 7,605
                                                         =======

3.   Investment in Unaffiliated Natural Products Company
     ---------------------------------------------------

          In May 1996, the Company purchased 500 shares of common stock representing a 25% interest in Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company purchased an additional 200 shares of common stock for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter (the "Pure
     World Loan"). The Pure World Loan bears interest at 6.33% which is the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. The Pure World loan balance was approximately $116,000 at June 30, 2003. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

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

4.   Borrowings
     ----------

          Borrowings consisted of the following at June 30, 2003 (in $000's):

               Loan payable to a bank, pursuant
                 to a $2.75 million secured line of
                 credit bearing annual interest at
                 the Prime rate plus 3.5% (7.5% at June
                 30, 2003) maturing in September 2003               $ 1,795

               Loan payable to a bank,
                 collateralized by certain
                 property and equipment, bearing
                 annual interest at the Prime rate plus
                 3.5% (7.5% at June 30, 2003) maturing
                 in December 2003                                     1,071

               Loan payable to a bank, collateralized
                 by certain equipment bearing annual
                 interest at the Prime rate plus 3.5%
                 (7.5% at June 30, 2003) maturing in
                 October 2004                                           533

               Lease payable for equipment for gross
                 assets of $800,000 with imputed interest
                 of approximately 8% maturing in June 2007              457

               Lease payable for equipment for gross
                 assets of approximately $392,800
                 with imputed interest of approximately
                 6.95% maturing in March 2006                           216

               Loan payable to a bank, bearing annual
                 interest at the Prime rate plus 3.5%
                 (7.5% at June 30, 2003) maturing in May 2005           160

               Leases payable for equipment                             169

               All other                                                 75
                                                                    -------
                   Total borrowings                                   4,476
                   Less: Current portion of long-term debt            3,037
                                                                    -------
                    Long-term debt                                  $ 1,439
                                                                    =======

          Interest expense was $99,000 and $195,000 for the three and six months ended June 30, 2003, respectively and $111,000 and $223,000 for the same periods in 2002.

5.   Common Stock
     ------------

     Stock Repurchase
     ----------------

          In connection with the Company's Common Stock Repurchase Plans, 17,030 shares of Common Stock were repurchased in the six months ended June 30, 2003. All shares repurchased were returned to the status of authorized but unissued shares.

     Stock Options
     -------------

          The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for stock options issued.

          Had compensation cost for the issued stock options been determined based upon the fair values at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income
     (loss) and net income (loss) per share would have been decreased to the pro forma amounts indicated below:

                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                         ------------------    ----------------
                                          2003        2002      2003      2002
                                         ------      ------    ------    ------

     Net income (loss) (in $000's):
       As reported                      ($  383)    ($  485)   $  309   ($1,079)
       Pro forma compensation expense   ($   40)    ($  172)  ($   80)  ($  222)
       Pro forma                        ($  423)    ($  657)   $  229   ($1,301)

     Basic and diluted net income (loss)
      per share:
       As reported                      ($  .05)    ($  .06)   $  .04   ($  .13)
       Pro forma                        ($  .06)    ($  .08)   $  .03   ($  .16)

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

          The shares used for basic income (loss) per common share and diluted income (loss) per common share are reconciled below.



                                           Three Months Ended         Six Months Ended
                                                 June 30,                 June 30,
                                         -----------------------    ---------------------
                                          (Shares in Thousands)     (Shares in Thousands)
                                           2003           2002       2003           2002
                                          ------         ------     ------         ------

     Average shares outstanding for
       basic income (loss) per share       7,514          7,858      7,520          8,050

     Dilutive effect of stock options          -              -        672              -
                                           -----          -----      -----          -----

     Average shares outstanding for
       diluted income (loss) per share     7,514          7,858      8,192          8,050
                                           =====          =====      =====          =====


          Excluded from the calculation of income (loss) per share for the three months ended June 30, 2003 are 1,638,200 common stock options which, if included, would have an antidilutive effect.

          Excluded from the calculation of income (loss) per share for the three and six months ended June 30, 2002 are 823,000 common stock options which, if included, would have an antidilutive effect.

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

Liquidity and Capital Resources
-------------------------------

     At  June  30,  2003,   the  Company  had  cash  and  cash   equivalents  of
approximately $1.4 million. Cash equivalents of $1.3 million consisted of U.S. Treasury bills with an original maturity of less than three months, yielding ..8%. The Company had working capital of $6.8 million at June 30, 2003. At June 30, 2003 the Company was in compliance with the covenants of their loan agreements. The Company has commenced discussions with existing and other lenders to explore the opportunity to refinance some or all of its debt. Although there are no assurances, management believes that the Company will successfully refinance its debt. The management of the Company believes that its financial resources and anticipated cash flows will be sufficient for future operations.

     Net cash of $817,000 was provided by operations in the six months ended June 30, 2003, compared to net cash provided by operations of $546,000 for the same period in 2002. In the six months ended June 30, 2003, cash flows from net income of $309,000 adjusted for depreciation and the change in receivables offset by the change in accounts payable and other accruals were the primary reasons for the cash provided. In the six months ended June 30, 2002, cash flows from the net loss of $1,079,000 were offset by depreciation and amortization and a decrease in inventory.

     Net cash of $617,000 and $134,000 was used in investing activities in the six months ended June 30, 2003 and 2002, respectively due primarily to the purchase of machinery and equipment.

     Net cash of $685,000 was used in financing activities for the six months ended June 30, 2003 compared to net cash used in financing activities of $864,000 for the six months ended June 30, 2002. Changes in notes payable and the repurchase of common stock were the reasons for the cash used. For more information on borrowings, see Note 4 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's operations resulted in a net loss of $383,000, or $.05 basic and diluted net loss per share, for the three months ended June 30, 2003 compared to a net loss of $485,000, or $.06 basic and diluted net loss per share, for the comparable period in 2002.

     Net income was $309,000 or $.04 basic and diluted income per share for the six months ended June 30, 2003 compared to a net loss of $1,079,000 or $.13 basic and diluted loss per share for the comparable period in 2002.

     The Company, through its wholly-owned subsidiary, Pure World Botanicals, Inc., had sales of $4.5 million for the quarter ended June 30, 2003, compared to sales of $4.3 million for the comparable quarter in 2002, an increase of $.2 million, or 5%. For the six months ended June 30, 2003, sales were $12 million compared to sales of $7.9 million for the comparable period in 2002, an increase of $4.1 million or 52%. The overall increase in sales was due to various factors including the commencement of a major processing contract for a multi-national consumer products company which is expected to extend at least two years and the addition of many new customers in both dietary supplements and functional foods. Sales in the second quarter of 2003 were, however, disappointing. One of Pure World's customers is no longer manufacturing a product containing Pure World extracts, a significant purchase of another product has been deferred until the fall and several customers have deferred purchases because of excess inventories. Pure World continues to pick up new customers but that process generally entails some delay while samples are being approved.

     For the quarters ended June 30, 2003 and 2002, the gross margin (sales less cost of goods sold) was $691,000, or 15% of sales and $530,000, or 12% of sales, respectively. For the six months ended June 30, 2003 and 2002, the gross margin was $2,731,000 or 23% of sales and $999,000 or 13% of sales, respectively.

     Interest income was $5,000 and $14,000 for the three months ended June 30, 2003 and 2002, respectively. Interest income was $12,000 and $28,000 for the six month periods ended June 30, 2003 and 2002, respectively. Lower invested balances and lower yields on investments were the reasons for the decrease.

     Other income of $100,000 in the six months ended June 30, 2003 was derived from a research and development agreement with a pharmaceutical company.

     Selling, general and administrative expenses were $1,115,000 for the three months ended June 30, 2003, an increase of $86,000 or 8% from $1,029,000 for the comparable period in 2002. Selling, general and administrative expenses were $2,431,000 for the six months ended June 30, 2003 compared to $2,134,000 for the comparable period in 2002, an increase of $297,000 or 14%. This increase was due principally to higher personnel expenses.

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

PART II  -  OTHER INFORMATION
-------     -----------------

Item 6.  -  Exhibits and Reports on Form 8-K
-------     --------------------------------

(a)         Exhibits
            --------

            31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K
            -------------------

            On July 17, 2003 the Company filed a Form 8-K announcing results for the three and six months ended June 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PURE WORLD, INC.



Dated: August 13, 2003                   By:/s/ Sue Ann Merrill
                                            -----------------------------
                                            Sue Ann Merrill
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

                                                                    EXHIBIT 31.1
                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Paul O. Koether, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Pure World, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 13, 2003                              /s/ PAUL O. KOETHER
                                             -------------------------------
                                             Paul O. Koether
                                             Chairman

                                                                    EXHIBIT 31.2
                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Sue Ann Merrill, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Pure World, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 13, 2003                              /s/ SUE ANN MERRILL
                                             ---------------------------------
                                             Sue Ann Merrill
                                             Chief Financial Officer

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman of Pure World, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Assistant Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2003, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated:   August 13, 2003



/s/ Paul O. Koether
---------------------------------
Paul O. Koether
Chairman



/s/ Sue Ann Merrill
---------------------------------
Sue Ann Merrill
Chief Financial Officer