Form 10QSB
period 2003-09-30
PURE WORLD INC
filed 2003-11-13
CIK 356446

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2003
                                         ------------------

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

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 2003, the issuer had 7,513,624 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                                   Yes    No X
                                      ---   ---

PART I  -  FINANCIAL INFORMATION
------     ---------------------
Item 1. -  Financial Statements
-------    --------------------

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                                   (in $000's)

ASSETS
------

Current assets:
  Cash and cash equivalents                                          $  1,350
  Accounts receivable, net of allowance
    for uncollectible accounts and returns and
    allowances of $310                                                  3,241
  Inventories                                                           7,043
  Other                                                                   572
                                                                     --------
      Total current assets                                             12,206
Plant and equipment, net                                                7,503
Investment in unaffiliated natural products company                     1,510
Notes receivable from affiliates                                          196
Goodwill                                                                1,144
Other assets                                                              376
                                                                     --------
      Total assets                                                   $ 22,935
                                                                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                   $    778
  Short-term borrowings                                                 2,851
  Accrued expenses and other                                            1,872
                                                                     --------
      Total current liabilities                                         5,501
Long-term debt                                                          1,140
                                                                     --------
      Total liabilities                                                 6,641
                                                                     --------

Stockholders' equity:
  Common stock, par value $.01;
    30,000,000 shares authorized;
    7,513,624 shares issued and outstanding                                75
  Additional paid-in capital                                           42,826
  Accumulated deficit                                               (  26,607)
                                                                     --------
      Total stockholders' equity                                       16,294
                                                                     --------
      Total liabilities and stockholders' equity                     $ 22,935
                                                                     ========


          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)

                                                          Three Months Ended
                                                             September 30,
                                                        ----------------------
                                                          2003          2002
                                                        --------      --------

Revenues:
  Sales                                                  $ 5,283       $ 4,321
  Interest income                                              3            10
                                                         -------       -------
      Total revenues                                       5,286         4,331
                                                         -------       -------

Expenses:
  Cost of goods sold                                       4,094         4,199
  Selling, general and administrative                      1,106         1,110
                                                         -------       -------
      Total expenses                                       5,200         5,309
                                                         -------       -------

Income (loss) before income taxes                             86      (    978)
Provision for income taxes                                    20             1
                                                         -------       -------
Net income (loss)                                        $    66      ($   979)
                                                         =======       =======

Basic and diluted net income (loss) per share            $   .01      ($   .13)
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

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)

                                                          Nine Months Ended
                                                             September 30,
                                                        ---------------------
                                                          2003         2002
                                                        --------     --------
Revenues:
  Sales                                                 $ 17,237     $ 12,196
  Net gains on marketable securities                           -           28
  Interest and other income                                  115           38
                                                        --------     --------
      Total revenues                                      17,352       12,262
                                                        --------     --------
Expenses:
  Cost of goods sold                                      13,317       11,075
  Selling, general and administrative                      3,537        3,244
                                                        --------     --------
      Total expenses                                      16,854       14,319
                                                        --------     --------

Income (loss) before income taxes                            498    (   2,057)
Provision for income taxes                                   123            1
                                                        --------     --------
Net income (loss)                                       $    375    ($  2,058)
                                                        ========     ========

Basic and diluted net income (loss) per share           $    .05    ($    .26)
                                                        ========     ========























          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                           Nine Months Ended
                                                              September 30,
                                                         ---------------------
                                                           2003         2002
                                                         --------     --------

Cash flows from operating activities:
  Net income (loss)                                      $   375      ($ 2,058)
  Adjustments:
    Depreciation and amortization                          1,261         1,250
    Net marketable securities transactions                     -            27
    Change in inventories                                    612         2,016
    Change in receivables                                    663      (    672)
    Change in accounts payable and
     other accruals                                     (  1,448)          153
    Other, net                                                42      (     16)
                                                         -------       -------
    Net cash provided by operating activities              1,505           700
                                                         -------       -------

Cash flows from investing activities:
  Purchases of plant and equipment                      (    927)     (    174)
  Repayment of loans to affiliates and others                 45           118
                                                         -------       -------
    Net cash used in investing activities               (    882)     (     56)
                                                         -------       -------

Cash flows from financing activities:
  Repurchase of common stock                            (     11)     (    457)
  Term loan borrowings                                       138            59
  Term loan repayments                                  (  1,000)     (  1,038)
  Net revolving line of credit borrowings
     (repayments)                                       (    298)          214
                                                         -------       -------
    Net cash used in financing activities               (  1,171)     (  1,222)
                                                         -------       -------

Net decrease in cash and cash equivalents               (    548)     (    578)
Cash and cash equivalents at beginning of period           1,898         2,683
                                                         -------       -------
Cash and cash equivalents at end of period               $ 1,350       $ 2,105
                                                         =======       =======
Supplemental disclosure of cash
  flow information:

    Cash paid for:
      Interest                                           $   290       $   341
                                                         =======       =======
      Taxes                                              $     1       $    19
                                                         =======       =======




          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   General
     -------

     The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries (the "Company" or "Pure World") as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Prior years' financial statements have been conformed to the current year's presentation.

     The results of operations for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.   Inventories
     -----------

     Inventories are comprised of the following (in $000's):

             Raw materials                       $   664
             Work-in-progress                        443
             Finished goods                        5,936
                                                 -------
                 Total inventories               $ 7,043
                                                 =======

3.   Investment in Unaffiliated Natural Products Company
     ---------------------------------------------------

     In May 1996, the Company purchased 500 shares of common stock representing a 25% interest in Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company purchased an additional 200 shares of common stock for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter (the "Pure World Loan"). In July 2000, Gaia notified the Company that they were deferring the repayment of the principal for one year as allowed in the promissory note. The Pure World Loan bears interest at 6.33% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. The Pure World loan balance was $105,000 at September 30, 2003. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

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

4.   Borrowings
     ----------

     Borrowings consisted of the following at September 30, 2003 (in $000's):

             Loan payable to a bank, pursuant
               to a $2.5 million secured line of
               credit bearing annual interest at
               the Prime rate plus 4% (8% at September
               30, 2003) maturing in December 2003                   $ 1,628

             Loan payable to a bank,
               collateralized by certain
               property and equipment, bearing
               annual interest at the Prime  rate plus
               4% (8% at September 30, 2003) maturing
               in December 2003                                          964

             Loan payable to a bank, collateralized
               by certain equipment bearing annual
               interest at the Prime rate plus 4%
               (8% at September 30, 2003) maturing in
               October 2004                                              433

             Lease payable for equipment for gross
               assets of $800,000 with imputed interest
               of approximately 8% maturing in June 2007                 428

             Lease payable for equipment for gross
               assets of approximately $392,800
               with imputed interest of approximately
               6.95% maturing in March 2006                              196

             Loan payable to a bank, bearing annual
               interest at the Prime rate plus 4%
               (8% at September 30, 2003) maturing in May 2005           140

             Leases payable for equipment                                146

             All other                                                    56
                                                                     -------
                   Total borrowings                                    3,991
             Less: Current portion of long-term debt                   2,851
                                                                     -------
             Long-term debt                                          $ 1,140
                                                                     =======

     Interest expense was $95,000 and $290,000 for the three and nine months ended September 30, 2003, respectively and $117,000 and $341,000 for the same periods in 2002.

5.   Common Stock
     ------------

     In connection with the Company's common stock repurchase plans, 17,030 shares of common stock were repurchased in the nine months ended September 30, 2003. All shares repurchased were returned to the status of authorized but unissued shares.

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

     Had compensation cost for the issued stock options been determined based upon the fair values at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income (loss) and net income
(loss) per share would have been decreased to the pro forma amounts indicated below:



                                              Three Months Ended          Nine Months Ended
                                                 September 30,              September 30,
                                            ----------------------      ---------------------
                                              2003          2002          2003         2002
                                            --------      --------      --------     --------

     Net income (loss) (in $000's):
         As reported                         $   66       ($  979)       $  375      ($2,058)
         Pro forma compensation expense     ($   40)      ($  165)      ($  120)     ($  387)
         Pro forma                           $   26       ($1,144)       $  255      ($2,445)

     Basic and diluted net income (loss)
      per share:
         As reported                         $  .01       ($  .13)       $  .05      ($  .26)
         Pro forma                           $    -       ($  .15)       $  .03      ($  .31)


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

The shares used for basic income (loss) per share and diluted income per share are reconciled below (in 000's).

                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                  ----------------------   ---------------------
                                    2003          2002       2003         2002
                                  --------      --------   --------     --------

Average shares outstanding  for
  basic income (loss) per shares    7,518         7,558      7,514        7,884

Dilutive effect of stock options      586             -        649            -
                                    -----         -----      -----        -----

Average shares outstanding for
  diluted income (loss) per share   8,104         7,558      8,163        7,884
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

Liquidity and Capital Resources
-------------------------------

     At September 30, 2003, the Company had cash and cash equivalents of approximately $1.4 million. Cash equivalents of $1.2 million consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between .95% and .96%. The Company had working capital of $6.7 million at September 30, 2003. At September 30, 2003 the Company was in compliance with the covenants of its loan agreements. The Company has commenced discussions with other lenders to explore the opportunity to refinance some or all of its debt. Although there are no assurances, management believes that the Company will successfully refinance its debt. The management of the Company believes that its financial resources and anticipated cash flows will be sufficient for future operations.

     Net cash of $1,505,000 was provided by operations in the nine months ended September 30, 2003, compared to net cash provided by operations of $700,000 for the same period in 2002. In the nine months ended September 30, 2003, cash flows from net income of $375,000 adjusted for depreciation and the change in receivables and inventory offset by the change in accounts payable and other accruals were the primary reasons for the cash provided. In the nine months ended September 30, 2002, cash flows from the net loss of $2,058,000 were offset by depreciation and amortization and a decrease in inventory.

     Net cash of $882,000 and $56,000 was used in investing activities for the nine months ended September 30, 2003 and 2002, respectively due primarily to the purchase of machinery and equipment.

     Net cash used in financing activities was $1,171,000 for the nine months ended September 30, 2003, compared to cash used in financing activities in the nine months ended September 30, 2002 of $1,222,000. Net payments of notes payable and the repurchase of common stock were the primary reasons for the cash flows. For more information of borrowings, see Note 4 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company operates through its wholly owned subsidiary Pure World Botanicals, Inc. For the quarter ended September 30, 2003, the Company generated revenues of $5.3 million compared to revenues of $4.3 million for the quarter ended September 30, 2002, an increase of $955,000 or 22%. Net income for the three months ended of September 30, 2003 was $66,000 ($.01 per share). In the comparable quarter of 2002, net losses were $979,000 ($.13 per share).

     For the nine months ended September 30, 2003, revenues were $17.4 million with net income of $375,000 ($.05 per share) and for the nine months ended
September 30, 2002 revenues were $12.3 million with a net loss of $2,058,000 ($.26 per share).

     The overall increase in revenues was due to various factors including the commencement of a major processing contract for a multi-national consumer products company which is expected to extend at least two years and the addition of new customers and products in both dietary supplements and functional foods.

     Other income of $100,000 in the nine months ended September 30, 2003 was derived from a research and development agreement with a pharmaceutical company.

     For the quarter ended September 30, 2003, the gross profit margin from operations was $1,189,000 or 23% of sales compared to the same quarter last year when the gross profit margin was $122,000 or approximately 3% of sales. For the nine months ended September 30, 2002, the gross profit margin from operations was $3,920,000 or 23% of sales compared to $1,121,000 or 9% for the comparable nine months in 2002.

     The gross margin in 2002 was negatively affected by a $645,000 Kava inventory write-down in the quarter ended September 30, 2002. The write-down was necessary to bring the kava inventory in line with market conditions at that time.

     Interest income declined from $10,000 in the quarter ended September 30, 2002 to $3,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2002 and September 30, 2003, interest income declined from $38,000 to $15,000, respectively. Lower invested balances and lower yields on investments accounted for the declines.

     Selling, general and administrative expenses were $1,106,000 for the three months ended September 30, 2003, a decrease of $4,000 from $1,110,000 for the comparable period in 2002. Selling, general and administrative expenses were $3,537,000 for the nine months ended September 30, 2003 compared to $3,244,000 for the comparable period in 2002, an increase of $293,000 or 9%. This increase was due principally to higher personnel expenses partially offset by lower interest expenses.

Disclosure controls and procedures
----------------------------------

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

PART II  -  OTHER INFORMATION
-------     -----------------
Item 4.  -  Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on November 11, 2003. All nominees to the Company's Board of Directors were elected.

     The following is a vote tabulation for all nominees:

                                          For                   Withheld
                                       ---------             --------------
     Paul O. Koether                   6,698,026                 205,310
     William Mahomes, Jr.              6,852,956                  50,380
     Alfredo Mena                      6,853,396                  49,940

Item 6.  -  Exhibits and Reports on Form 8-K
-------     --------------------------------

(a)         Exhibits
            --------

            31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K
            -------------------

            On September 24, 2003, Pure World filed a Form 8-K reporting that the Company had issued a press release stating that its President Natalie I. Koether, was on medical leave, and naming Paul O. Koether Acting President and Dr. Qun Yi Zheng Chief Operating Officer.

            On October 6, 2003, Pure World filed a Form 8-K reporting that the Company had issued a press release announcing the untimely passing of its President, Natalie I. Koether.

            On November 10, 2003 Pure World filed a Form 8-K reporting that the Company had issued a press release announcing results for the three and nine months ended September 30, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PURE WORLD, INC.





Dated: November 13, 2003                      By:/s/ Sue Ann Merrill
                                                 -----------------------------
                                                 Sue Ann Merrill
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

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

November 13, 2003                               /s/ PAUL O. KOETHER
                                                ------------------------------
                                                Paul O. Koether
                                                Chairman

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

November 13, 2003                                 /s/ SUE ANN MERRILL
                                                  ---------------------------
                                                  Sue Ann Merrill
                                                  Chief Financial Officer

                                                                     Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman of Pure World, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Assistant Secretary of the Company each hereby certifies that, to the best of their knowledge:

          1. The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

          2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.



Dated:   November 13, 2003




/s/ Paul O. Koether
--------------------------------
Paul O. Koether
Chairman





/s/ Sue Ann Merrill
--------------------------------
Sue Ann Merrill
Chief Financial Officer