Form 10KSB
period 2003-12-31
PURE WORLD INC
filed 2004-03-30
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB
MARK ONE:

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 2003

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

Yes   X     No
   -------    -------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for the fiscal year ended December 31, 2003 were approximately $21.9 million.

     At February 27, 2004, there were 7,513,536 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of such stock on such date as reported by Nasdaq, was approximately $10 million.

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

Manufacturing Facility (the "Facility")
---------------------------------------

     The Company believes it has the largest botanical extraction facility in North America. Situated on 4.5 acres, the 138,000 square foot Facility contains custom designed stainless steel equipment including milling equipment; percolators; vacuum stills; filters; automatic extractors; ribbon blenders; homogenizers; high capacity spray, fluid bed and vacuum dryers, and dry and wet granulators. The Company's spray dryers have an annual capacity of over 8,000,000 pounds and produce free-flowing powders for tableting, encapsulation or dissolution in liquids.

Powdered Herb Facility
----------------------

     In 2000, the Company converted its Teterboro, New Jersey facility from a warehouse for raw materials to a combination warehouse and botanical powdering facility. Botanical powders are milled or crushed from crude botanicals and then used in tablets or capsules. The Company believes that botanical powders are an essential complement to its line of botanical extracts. Although botanical extracts are considered to be the expanding segment of nutraceuticals, many products still consist wholly or partially of botanical powders. The total investment in converting the facility was approximately $1.25 million.

Pure Powders
------------

     In January 2004, the Company was issued a patent in connection with a new invention for eliminating micro contaminants from herbal powders. The invention responds to the need for an alternative to irradiation and Ethylene oxide methods which are or soon will be banned in Europe and Japan. The Company believes that its technology is unique and more economic and effective than its principal competitive methods, steam and ozone.

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

Laboratory
----------

     The Facility contains seven laboratories: quality control ("QC"); research and development ("R&D"); analytical instrumentation; flavor; cosmetic; purification and microbiology. The microbiology laboratory evaluates finished products for microbiological purity. The quality control laboratory is devoted to the physical and chemical analysis of products measured against Pure World Botanicals' customer and compendial specifications. The analytical instrumentation and purification laboratories are equipped with state-of-the-art equipment including a Multi-state Mass Spectrometer (LC/Ms/Ms) on line with numerous High Performance Liquid Chromatographs (HPLC), Gas Chromatographs (GC) and a 400 megahertz Nuclear Magnetic Resonance (NMR). Thin Layer Chromatography
(TLC), Infrared Spectroscopy (IR) and Ultra-violet Spectrophotometry (UV) are also routinely used in QC and R&D.

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

Raw  Materials
--------------

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

Pure World - Patents
--------------------

     The Company has considerable proprietary technology used in its manufacturing processes, QC and R&D, and the loss or misappropriation of its technology would injure the Company. The Company has five patents, of which three relate to Maca, one to Resveratrol and one to its novel process for sterilization and disinfecting of agriculture and botanic products. The Company has sixteen registered trademarks and numerous pending trademarks which it uses to differentiate its technology and products and it protects its proprietary technology by confidentiality agreements with employees, customers and prospective customers and other contractees.

     Pure World Botanicals is a member in good standing of the Drug, Chemical and Associated Technologies Association (DCAT), the Institute of Food Technologies, the Cosmetic Toiletries and Fragrance Association, the Council for Responsible Nutrition, the National Nutritional Foods Association, the American Society of Pharmacognosy, and the American Society for Microbiology. The Facility is certified by the FDA for food, pharmaceutical and cosmetic ingredient production and has kosher-product and organic certification.

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

     In 1997, the Company opened a laboratory devoted to the development of Purified Products. Although the Company maintains its commitment to the extraction of the whole plant, there are active ingredients which can be produced at efficacious levels only through a process of purification. Examples are gingko-biloba and milk thistle. Often, cosmetic companies prefer that botanicals be purified prior to use primarily to eliminate odor and color.
Although several purified products are in the pilot stage none have been manufactured in commercial size quantities. The Company is currently setting up a department within the existing plant to manufacture purified products on a commercial scale.

     The Company has a broad line of more than fifty standardized products. The Company believes its growth is materially dependent on the development of new products and therefore expends considerable resources on R&D.

Competition
-----------

     The  Company  has  numerous   competitors  both  domestically  and  abroad,
principally European. Some of the competitors are larger than the Company and have been producing nutraceuticals for a longer period.

Employees
---------

     At February 27, 2004, the Company had 104 full-time employees, 100 of whom were employed by Pure World Botanicals.

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

Strategic Alternatives
----------------------

     On January 14, 2004, the Company announced that it had retained the investment banking firm of Adams, Harkness & Hill to review possible strategic alternatives including but not necessarily limited to sale, merger or other extraordinary corporate transactions. There is no assurance that any transaction will eventuate or that if a transaction occurs it will be on terms that shareholders will consider favorable.

Item 2.  -  DESCRIPTION OF PROPERTY
-------     -----------------------

     Pure World Botanicals leases a 138,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation owned by the former owners of Pure World Botanicals for $20,000 per month, net, plus one percent of the gross revenues of Pure World Botanicals up to an additional $200,000 per annum. At December 31, 2003, the lease had a term of one year, expiring in December 2004 with three ten-year renewal options at base rates up to $22,898 per month. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories; manufacturing space of 70,000 square feet; and warehousing space of 38,000 square feet.

     Pure World Botanicals also leases a facility in Teterboro, New Jersey from an unrelated party for approximately $13,000 per month which is a combination warehouse and botanical powdering facility. Botanical powders result from milling or crushing crude botanicals. The powders are then used in tablets or capsules. The lease expires in December 2006 and has one four year renewal option.

     Pure World Botanicals also leases a 23,000 square-foot warehouse in Carlstadt, New Jersey from an unrelated party for approximately $17,000 per month. The lease expires in March 2008 and has one five year renewal option.

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

     At February 29, 2004, the Company had approximately 1,900 stockholders of record. The Company's common stock currently trades on the Nasdaq SmallCap Market under the symbol "PURW". On February 27, 2004 the closing price per share of the common stock was $2.31.

     On March 19, 2003, Nasdaq advised the Company that the Company's share price was below the $1.00 minimum required for listing on the Nasdaq SmallCap Market ("SmallCap") and had until May 12, 2003 to comply. Previously the Company had moved from the National Market to the SmallCap because of the same deficiency. In April 2003, the Company's share price met the requirement.

     The following table sets forth the high and low closing prices for the common stock for the periods indicated, as reported by Nasdaq.

     Calendar Quarter Ended:

                                      High                      Low
                                      ----                      ---
     2003

          March 31                   $  .80                    $  .40
          June 30                      3.59                       .59
          September 30                 4.40                      1.30
          December 31                  2.99                      1.21

     2002

          March 31                   $  .91                    $  .80
          June 30                       .90                       .58
          September 30                  .63                       .43
          December 31                   .63                       .41

     The Company has not declared or paid any cash dividends on its common stock in 2003 or 2002 and does not foresee doing so in the immediate future.

Item 6.  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION AND
-------     --------------------------------------------------------------------
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

Liquidity and Capital Resources
-------------------------------

     At December 31, 2003, the Company had cash and cash equivalents of $1.2 million. Cash equivalents consisted of U.S. Treasury Bills with original maturities of less than three months yielding .9%. See Note 1 of Notes to Consolidated Financial Statements for additional information. Net working capital was approximately $7.2 million at December 31, 2003. In December 2003, the Company refinanced its bank debt with another financial institution. For more information on the Company's debt, see Note 5 of Notes to Consolidated Financial Statements. At December 31, 2003 the Company was in compliance with all of the covenants of their loan agreements. The management of the Company believes that its financial resources and anticipated cash flows will be sufficient for future operations for the next twelve months.

     Net cash of $1,460,000 was provided by operating activities in 2003. Cash flows from the net loss of $245,000 combined with the decrease in accounts payable and other accruals of $1,230,000, adjusted for depreciation and amortization of $1,695,000 and changes in receivables of $1,102,000 were the primary reasons for the cash provided by operations.

     Net cash of $1,426,000 was provided by operating activities in 2002. Cash flows from the net loss of $1,842,000 and the increase in receivables of $1,860,000 adjusted for depreciation and amortization of $1,664,000 and changes in inventories and accounts payables and accruals of $1,961,000 and $1,510,000, respectively were the primary reasons for the cash provided in 2002.

     Net cash of $934,000 and $299,000 was used in investing activities in 2003 and 2002, respectively due to the purchase of plant and equipment offset by repayments of loans to affiliates.

     Cash used in financing activities was approximately $1,224,000 in 2003 and $1,912,000 in 2002, due primarily to the decrease in borrowings. For additional information on the terms of the Company's borrowings, see Note 5 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's consolidated operations resulted in a net loss of $245,000, or basic and diluted loss per share of $.03, in 2003 compared to a net loss of $1,842,000, or basic and diluted loss per share of $.24 in 2002.

     The Company had sales in 2003 of $21,771,000, an increase of $3,627,000 from 2002 sales of $18,144,000. The improvement in sales in 2003 was primarily the result of an increase in the sales of custom blends to two customers. Cost of goods sold was $17,306,000 and gross margin was $4,465,000 in 2003, compared to cost of goods sold of $15,766,000 and gross margin of $2,378,000 in 2002. Gross margin as a percentage of sales was 21% and 13% in 2003 and 2002, respectively. Results for 2002 were negatively affected by a charge of $645,000 to bring the inventory valuation in line with market conditions. Additionally, changes in the product mix sold in 2003 accounted for the increase in gross profit. In 2003, one customer accounted for approximately 29% of sales. In 2002, that customer accounted for approximately 35% of sales.

     In 2002, the Company recorded net income on marketable securities of $28,000. There were no marketable security transactions in 2003.

     Interest income was $19,000 in 2003 compared to $47,000 in 2002. This decrease was due principally to lower yields on investments in 2003 and lower invested cash equivalents.

     Other income in 2003 of $100,000 was derived from a research and development agreement with a pharmaceutical Company.

     Selling, general and administrative expenses (consisting of personnel, professional and all other expenses) were $4,808,000 in 2003, compared to $4,384,000 in 2002, an increase of $424,000 or 10%. Personnel expenses were $1,781,000 in 2003, an increase of $173,000 from $1,608,000 in 2002. The increase was due to higher salaries in connection with an increase in sales staff and higher commissions. Professional fees consisting of legal, accounting and consulting fees, were $650,000 in 2003, an increase of $132,000, or 25%, from the 2002 professional fees of $518,000. The increase was principally due to higher legal fees. The Company incurred legal fees in connection with certain litigations which were settled in 2003. Other general and administrative expenses were $2,377,000 in 2003, an increase of $119,000 or 5% from $2,258,000 in 2002. Higher selling expenses was the primary reasons for the increase.

New Accounting Standards
------------------------

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company implemented SFAS No. 143 on January 1, 2003. The adoption of this standard did not have a material effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard nullifies Emerging Issue Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires the recognition of a liability for a cost associated with an exit or disposal activity at the time the liability is incurred, rather than at the commitment date to exit a plan as required by EITF 94-3. The Company adopted this standard effective January 1, 2003. The adoption of SFAS No. 146 did not have a material effect on its results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation." This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not elected to voluntarily change its stock compensation accounting method.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

Other Items
-----------

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

Impairment of Goodwill
----------------------

     Carrying values of goodwill are reviewed periodically for possible impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The Company's impairment review is based on a discounted cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, and the selection of an appropriate discount rate. With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse, economic factors, unanticipated technological change or competitive activities, acts by governments and courts, may signal that an asset has become impaired. In accordance with SFAS No. 142, the Company completed the annual impairment test of the valuation of goodwill and intangibles as of December 31, 2003 and, based upon the results, there was no impairment.

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

Inventory Reserves
------------------

     When appropriate, the Company provided allowances to adjust the carrying value of its inventory to the lower of cost or market (net realizable value). Such reserves were approximately $1.9 million and $1.4 million at December 31, 2003 and 2002 respectively.

Item 7.  -  FINANCIAL STATEMENTS
-------     --------------------

     The financial statements filed with this item are listed below:

     Independent Auditors' Report

     Consolidated Financial Statements:

                   Consolidated Balance Sheet as of December 31, 2003

                   Consolidated Statements of Operations for the Years ended December 31, 2003 and 2002

                   Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2003 and 2002

                   Consolidated Statements of Cash Flows for the Years ended December 31, 2003 and 2002

                   Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Pure World, Inc.:

We have audited the accompanying balance sheet of Pure World, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pure World, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 19, 2004

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003
                                   (in $000's)

ASSETS
------

Current Assets:
  Cash and cash equivalents                                          $   1,200
  Accounts receivable, net of allowance for
    uncollectible accounts and returns and
    allowances of $352                                                   2,802
  Inventories                                                            7,469
  Other                                                                    678
                                                                     ---------
      Total current assets                                              12,149
Investment in unaffiliated natural products company                      1,510
Plant and equipment, net                                                 7,134
Notes receivable from affiliates                                           193
Goodwill                                                                 1,144
Other assets                                                               442
                                                                     ---------
      Total assets                                                   $  22,572
                                                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable                                                   $   1,567
  Short-term borrowings                                                  2,075
  Accrued expenses and other                                             1,301
                                                                     ---------
      Total current liabilities                                          4,943
Long-term debt                                                           1,955
                                                                     ---------
      Total liabilities                                                  6,898
                                                                     ---------

Commitments and Contingencies (Notes 9 and 10)

Stockholders' equity:
Common stock, par value $.01;
  30,000,000 shares authorized;
  7,513,566 shares issued and outstanding                                   75
Additional paid-in capital                                              42,826
Accumulated deficit                                                 (   27,227)
                                                                     ---------
      Total stockholders' equity                                        15,674
                                                                     ---------
      Total liabilities and stockholders' equity                     $  22,572
                                                                     =========


          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in $000's, except per share data)

                                                    Year Ended December 31,
                                                  ---------------------------
                                                    2003               2002
                                                  --------           --------

Revenues:
  Sales                                           $ 21,771           $ 18,144
  Net gains on marketable securities                     -                 28
  Interest and other income                            119                 47
                                                  --------           --------
      Total revenues                                21,890             18,219
                                                  --------           --------

Expenses:
  Cost of goods sold:
    Cost of goods sold                              17,306             15,121
    Inventory write-down                                 -                645
                                                  --------           --------
      Total cost of goods sold                      17,306             15,766
  Selling, general and administrative                4,808              4,384
                                                  --------           --------
      Total expenses                                22,114             20,150
                                                  --------           --------

Loss before income taxes                         (     224)         (   1,931)
Provision (benefit) for income taxes                    21          (      89)
                                                  --------           --------

Net loss                                         ($    245)         ($  1,842)
                                                  ========           ========

Basic and diluted net loss per share             ($    .03)         ($    .24)
                                                  ========           ========

















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (in 000's)




                                                                 Additional                         Total
                                 Total Shares      Common          Paid-In     Accumulated       Stockholders'
                                 Outstanding        Stock          Capital       Deficit            Equity
                                 -----------        -----          -------       -------            ------



Balance, January 1, 2002             8,245         $     82        $ 43,298     ($ 25,140)         $ 18,240

Net loss                                 -                -               -     (   1,842)        (   1,842)

Repurchase of common stock       (     714)       (       7)      (     461)            -         (     468)
                                  --------         --------        --------       -------          --------

Balance, December 31, 2002           7,531               75          42,837     (  26,982)           15,930

Net loss                                 -                -               -     (     245)        (     245)

Repurchase of common stock       (      17)               -       (      11)            -         (      11)
                                  --------         --------        --------      --------          --------

Balance, December 31, 2003           7,514         $     75        $ 42,826     ($ 27,227)         $ 15,674
                                  ========         ========        ========      ========          ========










          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in $000's)

                                                        Year Ended December 31,
                                                        -----------------------
                                                          2003           2002
                                                        --------       --------

Cash flows from operating activities:
  Net loss                                             ($    245)     ($  1,842)
  Adjustments:
     Depreciation and amortization                         1,695          1,664
     Unrealized gains on marketable securities                 -      (     160)
     Net marketable securities transactions                    -            187
     Change in inventories                                   185          1,961
     Change in receivables                                 1,102      (   1,860)
     Change in accounts payable and other accruals     (   1,230)         1,510
     Other, net                                        (      47)     (      34)
                                                        --------       --------
     Net cash provided by operating activities             1,460          1,426
                                                        --------       --------

Cash flows from investing activities:
  Purchase of plant and equipment, net                 (     993)     (     420)
  Repayments of loans to affiliates                           59            121
                                                        --------       --------
     Net cash used in investing activities             (     934)     (     299)
                                                        --------       --------

Cash flows from financing activities:
  Repurchase of common stock                           (      11)     (     468)
  Debt issue costs                                     (      93)             -
  Term loan borrowings                                     2,438             59
  Term loan repayments                                 (   3,259)     (   1,372)
  Net revolving line of credit repayments              (     299)     (     131)
                                                        --------       --------
     Net cash used in financing activities             (   1,224)     (   1,912)
                                                        --------       --------

Net decrease in cash and cash equivalents              (     698)     (     785)
Cash and cash equivalents at beginning of year             1,898          2,683
                                                        --------       --------
Cash and cash equivalents at end of year                $  1,200       $  1,898
                                                        ========       ========


Supplemental disclosure of cash
  flow information:
Cash paid for:
  Interest                                              $    396       $    446
                                                        ========       ========
  Taxes                                                 $      3       $     19
                                                        ========       ========



          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

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

     Cash and Cash Equivalents
     -------------------------

          Cash and cash equivalents consist of cash on hand, cash in banks and U.S. Treasury Bills purchased with an original maturity of three months or less.

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

                     Years Ended December 31, 2003 and 2002

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

     Investment in Unaffiliated Natural Products Company
     ---------------------------------------------------

          In May 1996, the Company made an investment in non-voting common stock representing 25% ownership of Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company made an additional investment of $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock. In July 1997, the Company loaned Gaia $200,000, payable interest only, on a quarterly basis for the first four years and 36 monthly payments of principal and interest thereafter. The loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. Gaia has not kept strict adherence to the agreed-upon 36 month payment schedule, but continues to make payments.

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

                     Years Ended December 31, 2003 and 2002

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

     401(k) Plan
     -----------

          The Company has  established  a Retirement  Savings  Plan  pursuant to
     Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan permits employees of the sponsor to defer a portion of their compensation on a pre-tax basis. Employees who meet the 401(k) Plan's eligibility requirements may defer up to 15% of their compensation not to exceed the Internal Revenue Service limit ($12,000 in 2003 and $11,000 in 2002.) The Company did not match employee contributions in 2003 or 2002. Federally mandated discrimination testing limits the amounts which highly paid employees may defer based on the amounts contributed by all other employees. Participant elective deferral accounts are fully vested and participant matching contribution accounts in the 401(k) Plan are vested in

                       PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

     accordance with a graduated vesting schedule over a period of six years of service. All participant accounts in the 401(k) Plan are invested at the direction of the participants among several different types of funds offered by a large mutual fund management company selected by the Company. Distributions of account balances are normally made upon death, disability or termination of employment after normal retirement date (age 60) or early retirement date (age 55). However, distribution may be made at any time after an employee terminates employment. Amounts payable to an employee are dependent on the employee's account balance, which is credited and debited with appropriate earnings, gains, expenses and losses of the underlying investment. Benefits are determined by contributions and investment performance over the entire period an employee participates in the 401(k) Plan. Payment is made in a single cash sum no later than sixty days following the close of the year in which the event giving rise to the distribution occurs.

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

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

          The shares used for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled below.

                                                        (Shares in Thousands)
                                                          2003         2002
                                                          ----         ----

             Average shares outstanding for basic
               earnings per share                         7,517        7,797
             Dilutive effect of stock options               625            -
                                                          -----        -----
             Average shares outstanding for diluted
               earnings (loss) per share                  8,142        7,797
                                                          =====        =====

     Major Customers
     ---------------

          In 2003, one customer accounted for more than 29% of sales. In 2002, that customer accounted for approximately 35% of sales.

     New Accounting Standards
     ------------------------

          In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company implemented SFAS No. 143 on January 1, 2003. The adoption of this standard did not have a material effect on the Company's financial statements.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard nullifies Emerging Issue Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires the recognition of a liability for a cost associated with an exit or disposal activity at the time the liability is incurred, rather than at the commitment date to exit a plan as required by EITF 94-3. The Company adopted this standard effective January 1, 2003. The adoption of SFAS No. 146 did not have a material effect on its results of operations or financial position.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation." This standard

                       PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002


     provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial
     statements  about  the  method  of  accounting  for  stock-based   employee
     compensation and the effect of the method used on reported results. The Company has not elected to voluntarily change its stock compensation accounting method.

          In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

2.   Inventories
     -----------

     Inventories are comprised of the following (in $000's):

              Raw materials                  $   916
              Work-in-process                    848
              Finished goods                   5,705
                                             -------
                 Total                       $ 7,469
                                             =======

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

3.   Plant and Equipment
     -------------------

          At December 31, 2003, plant and equipment consisted of the following (in $000's):

                 Machinery and equipment                    $ 11,429
                 Leasehold improvements                        3,171
                 Office equipment, furniture
                  and fixtures                                 1,829
                 Accumulated depreciation                  (   9,295)
                                                            --------
                       Total                                $  7,134
                                                            ========

4.   Investment in Unaffiliated Natural Products Company
     ---------------------------------------------------

          In May 1996, the Company purchased 500 shares of common stock representing a 25% interest in Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company purchased an additional 200 shares of common stock for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first four years and 36 monthly payments of principal and interest thereafter (the "Pure
     World Loan"). The Pure World Loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. Gaia has not kept strict adherence to the agreed-upon 36 month payment schedule, but continues to make payments. The Pure World loan balance was approximately $94,000 at December 31, 2003. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

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

                     Years Ended December 31, 2003 and 2002

          Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company and does not publish financial results. The Company is accounting for this investment by the cost method.

5.   Borrowings
     ----------

          Borrowings  consisted  of the  following  at  December  31,  2003  (in
     $000's):

          Loan payable to a bank, pursuant
             to a $5 million secured line of
             credit bearing annual interest
             at Prime plus .5% (4.5% at December
             31, 2003) maturing in December 2006                   $ 1,627

          Loan payable to a bank,
             collateralized by certain
             property and equipment,
             bearing annual interest at Prime plus
             .75% (4.75% at December 31, 2003)
             maturing in December 2009                               2,000

          Lease payable for equipment for gross assets
             of $300,000 with imputed interest at
             approximately 5.9% maturing in October 2006               276

          Leases payable for equipment                                 127
                                                                   -------

                Total                                                4,030
          Less: Current portion of borrowings                        2,075
                                                                   -------
          Long-term debt                                           $ 1,955
                                                                   =======

          Interest expense was $396,000 and $446,000 for the years ended December 31, 2003 and 2002, respectively. The loan agreements contain certain restrictive covenants.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

          Aggregate maturities of borrowings (in $000's) for each of the years in the five year period ending December 31, 2008 are $448; $435; $376; $286 and $286. These maturities exclude $1,627,000 of debt pursuant to a $5 million line of credit.

6.   Common Stock
     ------------

     Stock Repurchase
     ----------------

          The Company had previously announced plans to repurchase shares of the Company's common stock subject to market conditions and other considerations as determined by the Board of Directors ("Repurchase Plans"). In 2003, the Company repurchased 17,088 shares of Common Stock for $11,000, which were returned to the status of authorized but unissued shares. The Company can repurchase approximately 926,000 more shares.

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

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

          The following table summarizes option transactions under the Option Plans for the years ended December 31, 2003 and 2002:

                                                             Weighted Average
                                       Shares                 Exercise Price
                                     ----------              ----------------

             Options outstanding at
              January 1, 2002          963,530                    $ 2.97
             Options canceled        ( 193,050)                   $ 1.59
                                      --------
             Options outstanding at
              December 31, 2002        770,480                    $ 3.31
             Options issued             95,000                    $ 2.13
             Options canceled        (  30,330)                   $  .90
                                      --------
             Options outstanding at
              December 31, 2003        835,150                    $ 3.26
                                      ========


          For options outstanding and exercisable at December 31, 2003, the exercise price ranges are:




                                 Options Outstanding                                          Options Exercisable
              --------------------------------------------------------      -----------------------------------------------------
                        Number        Weighted-Average    Weighted-              Number        Weighted-Average    Weighted-
     Range of       Outstanding at     Remaining Life      Average            Outstanding at    Remaining Life      Average
  Exercise Price   December 31, 2003     (In Years)     Exercise Price      December 31, 2003     (In Years)     Exercise Price
----------------------------------------------------------------------      -----------------------------------------------------

   $1 - $3            352,700              4               $ 2.10                 271,660              3           $ 1.93
   $3.01 - $6         482,450              5               $ 4.12                 312,610              5           $ 4.38
                      -------                              ------                 -------                          ------
                      835,150                              $ 3.26                 584,270                          $ 3.24
                      =======                              ======                 =======                          ======


                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

          In addition, in 1995 in connection with the Pure World Botanicals acquisition, the Company issued to the former Pure World Botanicals shareholders options outside of the 1991 Plan to acquire 275,000 shares of the Company's common stock at its then approximate fair value of $1.91 per share. Three employees of Pure World Botanicals were also given a total of 66,000 options outside of the 1991 Plan with prices ranging from $1.82 -
     $1.91, the approximate fair market value at the time of grant, in connection with their employment. In 1996, 62,700 options were granted outside of the 1991 Plan to various employees of the Company and Pure World Botanicals in connection with their employment with prices ranging between $1.65 and $2.05, the approximate fair market value at the time of the grant. In 1997, 44,000 options were granted outside of the 1997 Plan for new employees with prices ranging from $3.07 to $4.89 per share. In 2001, 235,000 options were granted outside of the 1997 plan at $1.00 per share. In 2002, 823,000 options were granted outside of the 1997 plan at $.71 per share. In 2003, 15,000 options were granted outside of the plan at $1.30 per share. Of these options, 393,000 have since been canceled.

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

                                                         2003            2002
                                                        ------          ------

          Net loss (in $000's):
             As reported                               ($  245)        ($1,842)
             Pro forma compensation expense            ($  115)        ($  552)
             Pro forma net loss                        ($  360)        ($2,394)

          Basic and diluted net loss per share:
             As reported                               ($  .03)        ($  .24)
             Pro forma                                 ($  .05)        ($  .31)

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002


          All options granted to date have an exercise price equal to the market price of the Company's stock on the grant date. For purposes of calculating the compensation cost consistent with FASB Statement 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 180 percent in 2003 and 44.90 percent in 2002; risk free interest rates of 4 percent in 2003 and 1.22 percent in 2002; and weighted average expected lives of 5 to 10 years.

7.   Compensation Arrangements
     -------------------------

          In April 1990, the Company entered into an employment and deferred compensation agreement (the "1990 Agreement") with the Company's Chairman. In November 2003, the Company entered into a new employment and deferred compensation agreement (the "Agreement") with the Chairman for an initial three-year term commencing December 1, 2003 (the "Effective Date") at an annual salary of $215,000, which may be increased but not decreased at the discretion of the Board of Directors.

          The term is to be automatically extended one day for each day elapsed after the Effective Date. The Chairman may terminate his employment under the Agreement under certain conditions specified in the Agreement, and the Company may terminate the Chairman's employment under the Agreement for cause. In the event of the Chairman's death during the term of the Agreement, his beneficiary shall be paid a monthly death benefit equal to $215,000 per year for three years payable in equal monthly installments. Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement, he shall be paid an annual disability payment equal to 80 percent of his base salary plus cash bonuses in effect at the time of the disability. Such disability payments shall continue until the Chairman attains the age of 73.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

          In February 1996, the Company entered into an employment agreement with Dr. Qun Yi Zheng, President of the Company and Pure World Botanicals for an initial one-year term. In July 1997, this agreement was amended (the "Amended Zheng Agreement"). The Amended Zheng Agreement is for a three-year term commencing on August 1, 1997 (the "Commencement Date") at an annual salary of $120,000 (which was subsequently increased to $210,000), the terms being identical to that of the Chairman's Agreement.

          The Company recorded an expense of approximately $36,000 in each of 2003 and 2002 for the contingent postemployment payments to potentially be provided under the terms of its employment agreements with its Chairman and President. The Company had $473,000 accrued at December 31, 2003 for these benefits.

8.   Income Taxes
     ------------

          At December 31, 2003, the Company had net operating loss carryforwards ("NOLs") of approximately $9 million for Federal income tax reporting purposes, which expire in the years 2004 through 2023. The ultimate realization of the tax benefits from the net operating loss is dependent upon future taxable earnings of the Company.

          The components of income tax expense (benefit) were as follows (in $000's):



                                                     2003                2002
                                                   --------            --------

                  Federal-current                    $  -                $  -
                  State-current                        21               (  89)
                  Deferred                              -                   -
                                                     ----                ----
                       Total expense (benefit)       $ 21               ($ 89)
                                                     ====                ====

          Pure World Botanicals received a state tax refund in 2002.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

          Deferred income taxes reflect the tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2003 are as follows (in $000's):

              Deferred tax assets:
                 Net operating loss carryforwards                $  4,952
                 New Jersey credit carryforward                       204
                 Alternative minimum tax ("AMT")
                   credit carryforwards                               286
                 Other, net                                           710
                                                                 --------
                                                                    6,152
              Valuation allowance                               (   5,903)
                                                                 --------

              Net deferred tax asset                             $    249
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

          A reconciliation of the provision for income tax expense (benefit) to the expected income tax expense (benefit) (income (loss) before income taxes times the statutory tax rate of 34%) is as follows (in $000's):

                                                   2003                2002
                                                 --------            --------

              Loss before income taxes          ($   224)            ($ 1,931)
              Statutory federal income
                 tax rate                             34%                  34%
                                                 -------              -------
              Expected income tax benefit       (     76)            (    657)
              State tax, net of federal
                 benefits                             14             (     59)
              Change in valuation allowance     (    663)            (    354)
              Expiration of tax credit
                 and state net operating loss
                   carryforwards                   3,377                  895
              Other, net                        (  2,631)                  86
                                                 -------              -------
               Provision (benefit) for income
                 taxes                           $    21             ($    89)
                                                 =======              =======

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

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

9.   Commitments, Contingencies and Related Party Transactions
     ---------------------------------------------------------

          The Chairman of the Company was until August 2003, the Chairman of a brokerage firm which provided investment services to the Company during the years ended December 31, 2003 and 2002. Brokerage commissions paid by the Company were approximately $12,500 in 2002. No commissions were paid in 2003.

          The Chairman of the Company is also the President of Sun Equities Corporation ("Sun"), the Company's principal stockholder. Until April 2003, the Company reimbursed Sun for the Company's proportionate share of the cost of group medical insurance and certain general and administrative expenses. Such reimbursements for the years ended December 31, 2003 and 2002 amounted to approximately $170,000 and $556,000, respectively. Sun received no remuneration or administrative fees for performing this service.

          The Chairman of the Company is also the Chairman of Bedminster Management Corporation ("BMC"). Commencing April 2003, the Company reimburses BMC for its proportionate share of the cost of group medical insurance and certain general and administrative expenses. Such reimbursements amounted to approximately $528,000 in 2003. BMC received no remuneration or administrative fees for performing this service.

          Pure World Botanicals leases a 138,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation owned by the former owners of Pure World Botanicals for $20,000 per month, net, plus one percent of the gross revenues of Pure World Botanicals up to an additional $200,000 per annum. At December 31, 2003, the lease had a term of one year which expires in December 2004 with three ten-year renewal options at base rates up to $22,898 per month. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories; manufacturing space of 70,000 square feet; and warehousing space of 38,000 square feet.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

          Pure World Botanicals also leases a facility in Teterboro, New Jersey from an unrelated party for approximately $13,000 per month. The lease expires in December 2006 and has one four year renewal option.

          Pure World Botanicals also leases a 23,000 square-foot warehouse in Carlstadt, New Jersey from an unrelated party for approximately $17,000 per month. The lease expires in March 2008 and has one five-year renewal option.

          The Company also rents office space from an affiliate. Such rent expense was approximately $43,000 in 2003 and 2002.

          Future minimum lease payments (in $000's) for each of the years in the five year period ending December 31, 2008 are $650; $416; $428; $250; and $78.

          Rent   expense  was   $806,000   and   $612,000  for  2003  and  2002,
     respectively, which includes $200,000 and $181,000 for 2003 and 2002, respectively representing one percent of the gross revenues of Pure World Botanicals, subject to a maximum of $200,000.

10.  Legal Proceedings
     -----------------

          The Company is involved from time to time in various lawsuits that arise in the course of its business.

11.  Subsequent Events
     -----------------

          On January 14, 2004, the Company announced that it had retained the investment banking firm of Adams, Harkness & Hill to review possible strategic alternatives including but not necessarily limited to sale, merger or other extraordinary corporate transactions. There is no assurance that any transaction will eventuate or that if a transaction occurs it will be on terms that shareholders will consider favorable.

Item 8.  -  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUTING AND
-------     --------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

     None

Item 8A. -  CONTROLS AND PROCEDURES
--------    -----------------------

     As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

     There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                                    PART III

Item 9.  -  DIRECTORS,  EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
-------     --------------------------------------------------------------------
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
            -------------------------------------------------

     The three members of the Board of Directors were elected at the 2003 Annual Meeting of Stockholders and will serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The Company's officers are elected by and serve at the leave of the Board.

     There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected.

     The directors and executive officers of the Company at February 29, 2004 were as follows:

                                     Position and Office
                                     Presently Held with             Director
     Name of Person       Age             the Company                 Since
     --------------       ---        -------------------              -----

     Paul O. Koether       67        Chairman and                      1988
                                     Director of the
                                     Company; Chairman
                                     of Pure World Botanicals

     Alfredo Mena          51        Director                          1992

     William Mahomes, Jr.  57        Director                          1993

     Dr. Qun Yi Zheng      46        President of the                     -
                                     Company and of Pure World
                                     Botanicals

     Voldemar Madis        63        Vice Chairman of the                 -
                                     Company and of Pure World
                                     Botanicals










                                     III-1

     The  following  table  shows   information  with  respect  to  each  equity
compensation plan under which the Company's Common Stock is authorized for issuance as of the end of fiscal year 2003.



                      Equity Compensation Plan Information


                        Number of Securities         Weighted-average        Number of Securities remaining
                         to be issued upon          exercise price of         available for future issuance
                            exercise of                outstanding              under equity compensation
                        outstanding options,        options, warrants          plans (excluding securities
                        warrants and rights             and rights              reflected in column (a))
                             Column (a)                 Column (b)                     Column (c)

Equity
compensation plans
approved by
security holders              835,150                     $ 3.26                         8,550

Equity
compensation plans
not approved by
security holders                    0                          0                             0
                              -------                     ------                         -----

Total                         835,150                     $ 3.26                         8,550
                              =======                     ======                         =====



     At December 31,2003, the Company also had 1,127,700 Common Stock options outstanding which were not issued in connection with any equity compensation plan. The weighted-average exercise price of these Common Stock options was $.90.

Paul O. Koether is principally engaged in the following: (i) the Company, as Chairman since April 1988, President from April 1989 to February 1997, a director since March 1988, and for more than five years as the Chairman and President of Sun Equities Corporation ("Sun"), a private, closely-held corporation which is the Company's principal stockholder; (ii) as Chairman of Pure World Botanicals, Inc. ("PWBI"), since January 1995 and as a director since December 1994; (iii) as Chairman and director since July 1987 and President since October 1990 of Kent Financial Services, Inc. ("Kent") which engages in various financial services, including a 40% equity interest in T. R. Winston & Company, LLC ("Winston") and the general partner from 1990 until it was dissolved in 2003 of Shamrock Associates, an investment partnership which was the principal stockholder of Kent; (iv) various positions with affiliates of Kent, including Chairman from 1990 until August 2003 and a registered representative since 1989 of Winston; (v) from July 1992 to January 2000, Chairman of Golf Rounds.com, Inc. ("Golf Rounds"), currently a non-operating company; and (vi) since September 1998 as a director and Chairman of Cortech, Inc., ("Cortech"), a biopharmaceutical company. Since November 2003 Mr. Koether has been General Partner of Emerald Partners ("Emerald") an investment partnership.



                                     III-2

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

William Mahomes, Jr. Mr. Mahomes currently is a Senior Shareholder in Simmons Mahomes P.C., a law firm emphasizing commercial real estate transactions, public finance, business transactions and mediation. From 1997 to May 2001, Mr. Mahomes was in the private practice of law emphasizing mediation, real estate and commercial transactions. From 1994 to March 1997, Mr. Mahomes was a Senior Shareholder at the law firm of Locke Purnell Rain Harrell. From 1989 to 1994 he was an international partner in the Dallas office of Baker & McKenzie law firm. Mr. Mahomes currently serves on the Board of Directors of a variety of organizations, including the Texas Pension Review Board, Center for New Ventures and Entrepreneurship (Texas A&M University), Operation Oasis, Inc. and the Texas Affiliate Board of Healthcare Service Corporation (HCSC), also known as Blue Cross and Blue Shield of Texas and the Texas Youth Commission.

Qun Yi Zheng Ph.D., With Pure World Botanicals, as President since December, 2003, Chief Operating Officer since September 2003 and Executive Vice President from 1996 through 2003. Since August 2000, Dr. Zheng has been a director of Cortech. From November 2000 until November 2003, Dr. Zheng was a director of Kent. Dr. Zheng was Technical Manager at Hauser Nutraceuticals, Colorado from 1995 to 1996 and from 1993 to 1994 he was Senior Chemist at Hauser Chemical Research, Inc., Colorado.

Voldemar Madis is principally engaged in the following businesses: (i) Vice Chairman of the Company and of Pure World Botanicals since November 1, 1995 and
(ii) President of IVM Corporation ("IVM"). IVM is a real estate holding company. IVM is the owner of the premises occupied by Pure World Botanicals. The terms of the lease are described in "Item 2 - Description of Property".

Audit Committee Financial Expert
--------------------------------

     Pure World's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the


                                     III-3
general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

Code of Ethics
--------------

     The Company is currently in the process of adopting its code of ethics.

Item 10. -  EXECUTIVE COMPENSATION
-------     ----------------------

     The table below sets forth for the years ended December 31, 2003, 2002 and 2001, the compensation of any person who, as of December 31, 2003, was the Chief Executive Officer of the Company or who was among the four most highly compensated executive officers of the Company other than the Chief Executive Officer with annual compensation in excess of $100,000 ("Executive Officers").

                                                               Long-Term
                            Annual Compensation(1)(2)        Compensation
Name and                    -------------------------        ------------
Principal Position        Year      Salary       Bonus         Options(#)
------------------        ----      ------       -----       ------------

Paul O. Koether           2003    $  90,000     $     -                 -
Chairman                  2002        5,000           -           200,000
                          2001       17,965           -                 -

Qun Yi Zheng              2003    $ 232,144     $     -                 -
President                 2002      192,921           -           200,000
                          2001      184,812           -            75,000

Voldemar Madis            2003    $ 165,749     $     -                 -
Vice Chairman             2002      160,937           -                 -
                          2001      160,937           -                 -
----------------------------------------------------------







                                     III-4

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





















                                     III-5

     The table below contains information concerning the fiscal year-end value of unexercised options held by the Executive Officers.

                               Fiscal Year-End Options Values
                ----------------------------------------------------------------
                                                        Value of Unexercised
                     Number of Unexercised                  In-the-Money
                      Options at 12/31/03                 Options at 12/31/03
 Name              Exercisable/Unexercisable          Exercisable/Unexercisable
-------            -------------------------          -------------------------

Paul O. Koether           255,000 /       -              $ 412,113 / $      -
Qun Yi Zheng              401,500 / 138,500                387,640 /        -
Voldemar Madis            120,000 /       -                      - /        -

     No options were exercised by any executive officer in 2003.

401(k) Plan
-----------

     The Company has established a Retirement Savings Plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan permits employees of the sponsor to defer a portion of their compensation on a pre-tax basis. Employees who meet the 401(k) Plan's eligibility requirements may defer up to 15% of their compensation not to exceed the Internal Revenue Service limit ($12,000 in 2003 and $11,000 in 2002.) The Company did not match employee contributions in 2003 or 2002. Federally mandated discrimination testing limits the amounts which highly paid employees may defer based on the amounts contributed by all other employees. Participant elective deferral accounts are fully vested and participant matching contribution accounts in the 401(k) Plan are vested in accordance with a graduated vesting schedule over a period of six years of service. All participant accounts in the 401(k) Plan are invested at the direction of the participants among several different types of funds offered by a large mutual fund management company selected by the Company. Distributions of account balances are normally made upon death, disability or termination of employment after normal retirement date (age 60) or early retirement date (age
55). However, distribution may be made at any time after an employee terminates employment. Amounts payable to an employee are dependent on the employee's account balance, which is credited and debited with appropriate earnings, gains, expenses and losses of the underlying investment. Benefits are determined by contributions and investment performance over the entire period an employee participates in the 401(k) Plan. Payment is made in a single cash sum no later than sixty days following the close of the year in which the event giving rise to the distribution occurs.

     The Company does not have any other bonus, profit sharing, or compensation plans in effect.


                                     III-6

Employment Agreements
---------------------

     In April 1990, the Company entered into an employment and deferred compensation agreement (the "1990 Agreement") with the Company's Chairman. In November 2003, the Company entered into a new employment and deferred compensation agreement (the "Agreement") with the Chairman for an initial three-year term commencing December 1, 2003 (the "Effective Date") at an annual salary of $215,000, which maybe increased but not decreased at the discretion of the Board of Directors.

     The term is to be automatically extended one day for each day elapsed after the Effective Date. The Chairman may terminate his employment under the Agreement under certain conditions specified in the Agreement, and the Company may terminate the Chairman's employment under the Agreement for cause. In the event of the Chairman's death during the term of the Agreement, his beneficiary shall be paid a monthly death benefit equal to $215,000 per year for three years payable in equal monthly installments. Should the Chairman become "disabled" (as such term is defined in the Agreement) during the term of the Agreement, he shall be paid an annual disability payment equal to 80 percent of his base salary plus cash bonuses in effect at the time of the disability. Such disability payments shall continue until the Chairman attains the age of 73. The Company accrued approximately $36,000 in each of 2003 and 2002 for the contingent payments provided under the terms of the 1990 Agreement and the Agreement.

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

                                     III-7

     In February 1996, the Company entered into an employment agreement with Dr. Qun Yi Zheng, President of the Company and of Pure World Botanicals for an initial one-year term. In July 1997, this agreement was amended (the "Amended Zheng Agreement"). The Amended Zheng Agreement is for a three-year term commencing on August 1, 1997 (the "Commencement Date") at an annual salary of $120,000 (which was subsequently increased to $210,000) the terms being identical to that of the Chairman's Agreement.

Remuneration of Directors
-------------------------

     Directors who are not employees of the Company receive a fee of $1,800 for attending each meeting of the Board or a committee meeting. During 2003, the Company paid directors' fees in the aggregate of approximately $31,000.






























                                     III-8

Item 11. -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------    --------------------------------------------------------------

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 29, 2004, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officer and all directors and officers as a group:

                                            Number of Shares         Approximate
         Name and Address                    of Common Stock           Percent
         Of Beneficial Owner               Beneficially Owned(1)      of class
         -------------------               ------------------       ------------

         Paul O. Koether
         211 Pennbrook Road
         Far Hills, N.J. 07931                  3,918,665(2)            43.15%

         The Estate of Natalie I. Koether
         211 Pennbrook Road
         Far Hills, N.J. 07931                  1,609,852(3)            17.73%

         Sun Equities Corporation
         376 Main Street
         Bedminster, N.J. 07921                 2,500,025               33.27%

         William Mahomes, Jr.
         900 Jackson Street
         Suite 540
         Dallas, TX 75202                          11,000                 *

         Alfredo Mena
         P.O. Box 520656
         Miami, FL 33152                           18,700                 *

         Voldemar Madis
         375 Huyler Street
         South Hackensack, NJ 07606               124,070                1.37%

         Dr. Qun Yi Zheng
         375 Huyler Street
         South Hackensack, NJ 07606               469,000                5.16%

         Dimensional Fund Advisors, Inc.
         1299 Ocean Avenue, 11th Floor
         Santa Monica, CA 90401                   405,090(4)             5.39%

         All directors and
         Officers as a group
         (5 persons)                            4,541,435               50.01%
         ------------------------------
         *Represents less than one percent.

                                     III-9

(1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in this footnote or in other footnotes below. Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within sixty days: Paul O. Koether (255,000 shares); The Estate of Natalie
     I. Koether (707,500 shares); Alfredo Mena (16,500 shares); Voldemar Madis (120,000 shares); Qun Yi Zheng (469,000 shares); and all directors and officers as a group (1,568,000 shares).

(2) Includes 110,000 shares owned by Emerald Partners of which he is the sole general partner; 2,500,025 shares owned by Sun, of which Mr. Koether is a principal stockholder and Chairman; 73,030 shares held in discretionary accounts of certain of his brokerage customers; 163,110 shares held in Mr. Koether's IRA account; and 707,500 Common Stock options held by The Estate of Natalie I. Koether. As the Executor of the Estate of Natalie I. Koether, Mr. Koether may be deemed to own these shares beneficially. Mr. Koether disclaims beneficial ownership of all of the foregoing shares.

(3)  Includes 902,352 shares owned by Sun which represents the Estate of Natalie
     I. Koether's proportionate ownership of Sun.

(4) Dimensional Fund Advisors, Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds". In its role as investment adviser or manager, Dimensional possesses voting and/or investment power over the securities of the Issuer described in this report that are owned by the Funds. All securities reported in this report are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. This information was obtained from a Schedule 13G/A filed by Dimensional on February 6, 2004.











                                     III-10

Item 12. -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

     The Chairman of the Company is also the President of Sun Equities Corporation ("Sun"), the Company's principal stockholder. Until April 2003, the Company reimbursed Sun for the Company's proportionate share of the cost of group medical insurance and certain general and administrative expenses. Such reimbursements for the years ended December 31, 2003 and 2002 amounted to approximately $170,000 and $556,000, respectively. Sun received no remuneration or administrative fees for performing this service.

     The Chairman of the Company is also the Chairman of Bedminster Management Corporation ("BMC"). Commencing April 2003, the Company reimburses BMC for its proportionate share of the cost of group medical insurance and certain general and administrative expenses. Such reimbursements amounted to approximately $528,000 in 2003. BMC received no remuneration or administrative fees for performing this service.

     Pure World Botanicals leases a 138,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation owned by the former owners of Pure World Botanicals for $20,000 per month, net, plus one percent of the gross revenues of Pure World Botanicals up to an additional $200,000 per annum. At December 31, 2003, the lease had a term of one year and expires in December 2004 with three ten-year renewal options at base rates up to $22,898 per month. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories; manufacturing space of 70,000 square feet; and warehousing space of 38,000 square feet.


















                                     III-11

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

        (c)     Certificate of Amendment of     Incorporated by reference
                to Restated Certificate of      American Holdings, Inc.
                Incorporation of the Company    Form 10-KSB for the year ended
                                                December 31, 1992.

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

    3.2         By-laws, as amended             Incorporation by reference to
                                                American Holdings, Inc.
                                                Form 10-KSB for the year ended
                                                December 31, 1992.

   10.1         Employment Agreement, dated as  Filed herewith.
                of December 1, 2003, by and
                between Pure World, Inc. and
                Paul O. Koether

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

   10.3         Agreement and Plan of Merger    Incorporated by reference to
                dated as of December, 1994      American Holdings, Inc. Form
                                                8-K dated January 18, 1995.

    Exhibit
    Number     Exhibit                           Method of Filing
    ------     -------                           ----------------

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

    10.10 (a)  Employment Agreement with         Incorporated by reference to
               Dr. Q.Y. Zheng                    Pure World, Inc. Form 10-KSB
                                                 dated December 31, 1998.

          (b)  Amendment to Employment           Incorporated by reference to
               Agreement with Dr. Q.Y. Zheng     Pure World, Inc. Form 10-KSB
                                                 Dated December 31, 1998.

    10.11      Fleet Capital Corporation Loan    Filed herewith.
               Agreements

      21       Subsidiaries of the Registrant    Filed herewith.

    31.1       Certification pursuant to Section Filed herewith.
               302 of the Sarbanes-Oxley Act
               of 2002

    31.2       Certification pursuant to Section Filed herewith.
               302 of the Sarbanes-Oxley Act
               of 2002

      32       Certification pursuant to Section Filed herewith.
               906 of the Sarbanes-Oxley Act
               of 2002

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

     On January 14, 2004, Pure World filed a Form 8-K reporting that the Company had issued a press release announcing that the Board of Directors had named Dr. Qun Yi Zheng President. The Company also announced that it has retained the investment banking firm of Adams, Harkness & Hill to review possible strategic alternatives.

     On January 29, 2004, Pure World filed a Form 8-K reporting that the Company had issued a press release announcing that it had been issued a patent for a "Process for sterilization and disinfecting of agriculture and botanic products."

ITEM 14. -  PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------     --------------------------------------

     Year ended December 31, 2003

     Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of its consolidated financial statements and for the review of its financial information included in its Annual Report on Form 10-KSB; and its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 was $90,000.

     All Other Fees: There were no other fees billed to the Company by its principal accountant during 2003.

     Year ended December 31, 2002

     Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of its consolidated financial statements and for the review of its financial information included in its Annual Report on Form 10-KSB; and its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2002 was $85,500.

     All Other Fees: There were no other fees billed to the Company by its principal accountant during 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PURE WORLD, INC.

March 30, 2004                             By: /s/ Paul O. Koether
                                               --------------------------------
                                               Paul O. Koether
                                               Chairman of the Board


March 30, 2004                             By: /s/ Sue Ann Merrill
                                               --------------------------------
                                               Sue Ann Merrill
                                               Chief Financial Officer, Vice
                                               President & Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Capacity                    Date
--------------------------       ---------------------       ----------------



/s/ Paul O. Koether                 Chairman of the Board      March 30, 2004
-------------------------
Paul O. Koether                     and Director
                                    (Principal Executive
                                     Officer)

/s/ William Mahomes, Jr.             Director                  March 30, 2004
-------------------------
William Mahomes, Jr.


/s/ Alfredo Mena                     Director                  March 30, 2004
-------------------------
Alfredo Mena

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

March 30, 2004                                    /s/ PAUL O. KOETHER
                                                  -----------------------------
                                                  Paul O. Koether
                                                  Chairman

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

March 30, 2004                                /s/ SUE ANN MERRILL
                                              ---------------------------------
                                              Sue Ann Merrill
                                              Chief Financial Officer

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman of Pure World, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Assistant Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Annual Report on Form 10-KSB for the period ended December 31, 2003, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.


Dated:   March 30, 2004


/s/ Paul O. Koether
----------------------------------
Paul O. Koether
Chairman





/s/ Sue Ann Merrill
----------------------------------
Sue Ann Merrill
Chief Financial Officer