Form 10QSB
period 2004-03-31
PURE WORLD INC
filed 2004-05-13
CIK 356446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 2004
                                                        --------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                         For the transition period from _________ to __________ Commission File No.: 0-10566
                                              -------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2004, the issuer had 7,527,336 shares of its common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

PART I. -  FINANCIAL INFORMATION
-------    ---------------------
ITEM 1. -  Financial Statements
-------    --------------------

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MARCH 31,2004
                                 ($000 Omitted)
                                   (UNAUDITED)
ASSETS
------

Current assets:
  Cash and cash equivalents                                          $     819
  Accounts receivable, net of allowance for
    uncollectible accounts and returns and
    allowances of $217                                                   4,289
  Inventories                                                            7,578
  Other                                                                    630
                                                                     ---------
      Total current assets                                              13,316
Plant and equipment, net                                                 6,811
Investment in unaffiliated natural products company                      1,510
Notes receivable from affiliates                                           190
Goodwill                                                                 1,144
Other assets                                                               542
                                                                     ---------
      Total assets                                                   $  23,513
                                                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                   $   1,705
  Short-term borrowings                                                  2,361
  Accrued expenses and other                                             1,671
                                                                     ---------
      Total current liabilities                                          5,737
Long-term debt                                                           1,892
                                                                     ---------
      Total liabilities                                                  7,629
                                                                     ---------

Stockholders' equity:
  Common stock, par value $.01
    30,000,000 shares authorized;
    7,527,336 shares issued and outstanding                                 75
  Additional paid-in capital                                            42,834
  Accumulated deficit                                               (   27,025)
                                                                     ---------
      Total stockholders' equity                                        15,884
                                                                     ---------
      Total liabilities and stockholders' equity                     $  23,513
                                                                     =========

          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                        Three Months Ended
                                                              March 31,
                                                      ----------------------
                                                        2004          2003
                                                      --------      --------

Revenues:
  Sales                                               $ 7,613        $ 7,466
  Interest and other income                                 2            107
                                                      -------        -------
      Total revenues                                    7,615          7,573
                                                      -------        -------

Expenses:
  Cost of goods sold                                    6,082          5,426
  Selling, general and administrative                   1,305          1,316
                                                      -------        -------
      Total expenses                                    7,387          6,742
                                                      -------        -------

Income before income taxes                                228            831
Provision for income taxes                                 26            139
                                                      -------        -------
Net income                                            $   202        $   692
                                                      =======        =======

Basic and diluted net income per share                $   .03        $   .09
                                                      =======        =======


















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                         Three Months Ended
                                                               March 31,
                                                       ----------------------
                                                         2004          2003
                                                       --------      --------
Cash flows from operating activities:
  Net income                                           $    202      $    692
  Adjustments:
    Depreciation and amortization                           438           444
    Change in inventories                             (     108)           78
    Change in receivables                             (   1,486)    (     257)
    Change in accounts payable and
      other accruals                                        507     (      57)
    Other, net                                        (      65)    (      75)
                                                       --------      --------
    Net cash provided by (used in)
      operating activities                            (     512)          825
                                                       --------      --------

Cash flows from investing activities:
  Purchase of plant and equipment                     (     116)    (     340)
  Repayment of loans to affiliates
    and others                                               14            28
                                                       --------      --------
    Net cash used in investing
      activities                                      (     102)    (     312)
                                                       --------      --------

Cash flows from financing activities:
  Repurchase of common stock                          (       2)    (      10)
  Issuance of common stock                                   11             -
  Term loan borrowings                                       58           138
  Term loan repayments                                (     114)    (     347)
  Net revolving line of credit borrowings                   280            91
                                                       --------      --------
    Net cash provided by (used in)
      financing activities                                  233     (     128)
                                                       --------      --------

Net increase (decrease) in cash and
  cash equivalents                                    (     381)          385
Cash and cash equivalents at beginning of period          1,200         1,898
                                                       --------      --------
Cash and cash equivalents at end of period             $    819      $  2,283
                                                       ========      ========

Supplemental disclosure of cash flow information:
    Cash paid for:
      Interest                                         $     56      $     96
                                                       ========      ========
      Income taxes                                     $     18      $      -
                                                       ========      ========







          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

1.   General
     -------

          The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries ("Pure World" or the "Company") as of March 31, 2004 and for the quarters ended March 31, 2004 and 2003 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

          The results of operations for the quarters ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.   Inventories
     -----------

          Inventories are comprised of the following (in $000's):

                   Raw materials                $  1,098
                   Work-in-progress                1,267
                   Finished goods                  5,213
                                                --------
                     Total inventories          $  7,578
                                                ========

3.   Investment in Unaffiliated Natural Products Company
     ---------------------------------------------------

          In May 1996, the Company purchased 500 shares of common stock representing a 25% interest in Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company purchased an additional 200 shares of common stock for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first four years and 36 monthly payments of principal and interest thereafter (the "Gaia Loan"). The Gaia Loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. Gaia has not kept strict adherence to the agreed upon 36 month payment schedule, but continues to make payments. The Gaia Loan balance was approximately $82,000 at March 31, 2004. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

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

4.   Borrowings
     ----------

     Borrowings consisted of the following at March 31, 2004 (in $000's):

        Loan payable to a bank, pursuant
            to a $5 million secured line of
            credit bearing annual interest
            at Prime plus .5% (4.5% at March
            31, 2004) maturing in December 2006                 $ 1,907

        Loan payable to a bank,
            collateralized by certain
            property and equipment,
            bearing annual interest at Prime plus
            .75% (4.75% at March 31, 2004)
            maturing in December 2009                             1,929

        Lease payable for equipment for gross assets
            of $300,000 with imputed interest at
            approximately 5.9% maturing in October 2006             253

        Leases payable for equipment                                164
                                                                -------

                Total                                             4,253
        Less: Current portion of borrowings                       2,361
                                                                -------
        Long-term debt                                          $ 1,892
                                                                =======

          Interest expense was $56,000 and $96,000 for the three months ended March 31, 2004 and 2003, respectively.

5.   Common Stock
     ------------

     Stock Issuance
     --------------

          In March 2004, 15,000 shares of common stock were issued due to the exercise of stock options.

     Stock Repurchase
     ----------------

          In connection with the Company's common stock repurchase plans, 1,230 shares of common stock were purchased in the three months ended March 31, 2004. All shares repurchased were canceled and returned to the status of authorized but unissued shares.

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

          Had compensation cost for the issued stock options been determined based upon the fair values at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                   Three Months Ended
                                                         March 31,
                                                  ---------------------
                                                   2004           2003
                                                  ------         ------

     Net income (in $000's):
       As reported                                $   202        $  692
       Pro forma compensation expense            ($    29)      ($   40)
       Pro forma net income                       $   173        $  652

     Basic and diluted net income per share:
       As reported                                $   .03        $  .09
       Pro forma                                  $   .02        $  .09

6.   Net Income Per Share
     --------------------

          Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted income per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

          The shares used for basic income per common share and diluted income per common share are reconciled below.

                                                   (Shares in Thousands)
                                                    2004          2003
                                                    ----          ----

       Average shares outstanding
        for basic income per share                 7,516          7,526

       Dilutive effect of stock options              285              -
                                                   -----          -----

       Average shares outstanding
        for diluted income per share               7,801          7,526
                                                   =====          =====

ITEM 2.  -  Management's  Discussion  and  Analysis of  Financial  Condition and
-------     --------------------------------------------------------------------
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

Liquidity and Capital Resources
-------------------------------

     At March 31, 2004, the Company had cash and cash equivalents of approximately $819,000. Cash equivalents of $798,000 consisted of U.S. Treasury bills with an original maturity of less than three months yielding .96%. The Company had working capital of $7.6 million at March 31, 2004. At March 31, 2004 the Company was in compliance with the covenants of its loan agreements. The management of the Company believes that its financial resources and anticipated cash flows will be sufficient for future operations for the next twelve months.

     Net cash of $512,000 was used in operations in the quarter ended March 31, 2004, compared to net cash provided by operations of $825,000 in the same quarter of 2003. The net income of $202,000 in the first quarter of 2004 compared to the net income of $692,000 in the first quarter of 2003 combined with the increase in receivables was the primary reason for the change.

     Net cash of $102,000 and $312,000 was used in investing activities in the three months ended March 31, 2004 and 2003, respectively, due primarily to the purchase of equipment.

     Cash provided by financing activities in the first quarter of 2004 was $233,000 compared to net cash used in financing activities of $128,000 in the same period in 2003. Changes in notes payable were the primary reasons for these cash flows. For more information on borrowings, see Note 4 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's operations resulted in net income of $202,000, or $.03 basic and diluted income per share, for the three months ended March 31, 2004 compared to net income of $692,000, or $.09 basic and diluted income per share, for the comparable period in 2003.

     The Company, through its wholly-owned subsidiary, Pure World Botanicals, Inc. had sales of $7.6 million in the quarter ended March 31, 2004, compared to sales of $7.5 million in the comparable quarter of 2003, an increase of approximately 2%. The increase in sales resulted from various factors including the introduction of several new products which may or may not result in significant business in the future.

     For the three months ended March 31, 2004 and 2003, the gross margin (sales less cost of goods sold) was $1,531,000, or 20% of sales and $2,040,000, or 27% of sales, respectively. The decrease in gross margin was due to the change in the product sales mix.

     Interest income was $2,000 for the three month period ended March 31, 2004, compared to $7,000 for the three month period ended March 31, 2003. Lower invested balances and lower yields on investments were the reasons for the decrease.

     Other income in the quarter ended March 31, 2003 was derived from a research and development agreement with a pharmaceutical company.

     Selling, general and administrative expenses were $1,305,000 for the three months ended March 31, 2004 compared to $1,316,000 for the comparable period in 2003.

Item 3.  -  Controls and Procedures
-------     -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect the company's internal controls over financial reporting evaluation.

PART II  -  OTHER INFORMATION
-------     -----------------

Item 2.  -  Changes in Securities
-------     ---------------------

     On March 18, 2004, the Company issued 15,000 shares of its common stock, par value $.01 per share, for proceeds of $10,650, upon the exercise of 15,000 common stock options pursuant to a private placement pursuant to section 4 (2) under the Securities Act of 1933.

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                                 (COMMON STOCK)

                                                       (c) Total
                                                       Number of     (d) Maximum
                                                         Shares      Number of
                                                      Purchased as   Shares that
                                                         Part of     May Yet Be
                      (a) Total                         Publicly     Purchased
                      Number of          (b)           Announced     Under the
                        Shares      Average Price      Plans or       Plans or
    Period            Purchased     Paid per Share     Programs     Programs (1)

January 1, 2004 -
January 31, 2004            -                  -            -           925,832

February 1, 2004 -
February 29, 2004          30             $ 2.23           30           925,802

March 1, 2004 -
March 31, 2004          1,200             $ 1.84        1,200           924,602

Total                   1,230             $ 1.85        1,230           924,602


(1) In May 2002, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock. This program has no expiration date.

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

          On April 23, 2004, Pure World filed a Form 8-K reporting that the Company had issued a press release announcing results for the three months ended March 31, 2004.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PURE WORLD, INC.




Dated: May 13, 2004                          By: /s/ Sue Ann Merrill
                                                 -------------------------------
                                                 Sue Ann Merrill
                                                 Chief Financial Officer, Vice
                                                 President & Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

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


May 13, 2004                                   /s/ PAUL O. KOETHER
                                               ------------------------------
                                               Paul O. Koether
                                               Chairman

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

May 13, 2004                                   /s/ SUE ANN MERRILL
                                               --------------------------------
                                               Sue Ann Merrill
                                               Chief Financial Officer

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman of Pure World, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Assistant Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2004, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.

Dated:   May 13, 2004



/s/ Paul O. Koether
--------------------------------
Paul O. Koether
Chairman


/s/ Sue Ann Merrill
--------------------------------
Sue Ann Merrill
Chief Financial Officer