Form 10QSB
period 2004-06-30
PURE WORLD INC
filed 2004-08-13
CIK 356446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           For the transition period from ___________ to _____________
                          Commission File No.: 0-10566
                                               -------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2004, the issuer had 8,137,944 shares of its common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

PART I  -  FINANCIAL INFORMATION
-------    ---------------------
ITEM 1. -  Financial Statements
-------    --------------------

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30,2004
                                   (UNAUDITED)
                                   (in $000's)

ASSETS
------

Current assets:
  Cash and cash equivalents                                         $    503
  Accounts receivable, net of allowance for
    uncollectible accounts and returns and
    allowances of $327                                                 5,753
  Inventories                                                          9,220
  Other                                                                  880
                                                                    --------
      Total current assets                                            16,356
Plant and equipment, net                                               6,394
Investment in unaffiliated natural products company                    1,510
Notes receivable from affiliates                                         189
Goodwill                                                               1,144
Other assets                                                             525
                                                                    --------
      Total assets                                                  $ 26,118
                                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                  $  3,909
  Short-term borrowings                                                1,275
  Accrued expenses and other                                           1,793
                                                                    --------
      Total current liabilities                                        6,977
Long-term debt                                                         1,780
                                                                    --------
      Total liabilities                                                8,757
                                                                    --------

Stockholders' equity:
  Common stock, par value $.01;
    30,000,000 shares authorized;
    8,018,806 shares issued and outstanding                               80
Additional paid-in capital                                            43,167
Accumulated deficit                                                (  25,886)
                                                                    --------
      Total stockholders' equity                                      17,361
                                                                    --------
      Total liabilities and stockholders' equity                    $ 26,118
                                                                    ========

          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                        Three months ended
                                                              June 30,
                                                      ----------------------
                                                        2004          2003
                                                      --------      --------

Revenues:
  Sales                                               $ 10,486       $  4,488
  Interest income                                            2              5
                                                      --------       --------
      Total revenues                                    10,488          4,493
                                                      --------       --------

Expenses:
  Cost of goods sold                                     7,726          3,797
  Selling, general and administrative                    1,536          1,115
                                                      --------       --------
      Total expenses                                     9,262          4,912
                                                      --------       --------

Income (loss) before income taxes                        1,226      (     419)
Provision (benefit) for income taxes                        87      (      36)
                                                      --------       --------
Net income (loss)                                     $  1,139      ($    383)
                                                      ========       ========

Basic net income (loss) per share                     $    .15      ($    .05)
                                                      ========       ========
Diluted net income (loss) per share                   $    .14      ($    .05)
                                                      ========       ========


















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                           Six months ended
                                                               June 30,
                                                         --------------------
                                                           2004        2003
                                                         --------    --------

Revenues:
  Sales                                                  $ 18,099    $ 11,954
  Interest and other income                                     4         112
                                                         --------    --------
      Total revenues                                       18,103      12,066
                                                         --------    --------

Expenses:
  Cost of goods sold                                       13,808       9,223
  Selling, general and administrative                       2,841       2,431
                                                         --------    --------
      Total expenses                                       16,649      11,654
                                                         --------    --------

Income before income taxes                                  1,454         412
Provision for income taxes                                    113         103
                                                         --------    --------
Net income                                               $  1,341    $    309
                                                         ========    ========

Basic net income per share                               $    .18    $    .04
                                                         ========    ========
Diluted net income per share                             $    .17    $    .04
                                                         ========    ========


















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)


                                                           Six months ended
                                                                June 30,
                                                         --------------------
                                                           2004        2003
                                                         --------    --------
Cash flows from operating activities:
  Net income                                              $ 1,341     $   309
  Adjustments:
    Depreciation and amortization                             879         896
    Change in inventories                                (  1,751)         50
    Change in receivables                                (  2,951)      1,256
    Change in accounts payable and
     other accruals                                         2,833    (  1,640)
    Other, net                                           (    302)   (     54)
                                                          -------     -------
    Net cash provided by operating activities                  49         817
                                                          -------     -------

Cash flows from investing activities:
  Purchase of machinery and equipment                    (    137)   (    648)
  Repayment of loans to affiliates and others                  20          31
                                                          -------     -------
    Net cash used in investing activities                (    117)   (    617)
                                                          -------     -------

Cash flows from financing activities:
  Repurchase of common stock                             (     20)   (     11)
  Issuance of common stock                                    366           -
  Term loan borrowings                                         58         138
  Term loan repayments                                   (    231)   (    681)
  Net revolving line of credit repayments                (    802)   (    131)
                                                          -------     -------
    Net cash used in financing activities                (    629)   (    685)
                                                          -------     -------

Net decrease in cash and cash equivalents                (    697)   (    485)
Cash and cash equivalents at beginning of period            1,200       1,898
                                                          -------     -------
Cash and cash equivalents at end of period                $   503     $ 1,413
                                                          =======     =======

Supplemental disclosure of cash flow information:
    Cash paid for:
      Interest                                            $   117     $   195
                                                          =======     =======
      Taxes                                               $    18     $     -
                                                          =======     =======












          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 AND 2003
                                   (UNAUDITED)

1.   General
     -------

          The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries ("Pure World" or the "Company") as of June 30, 2004 and for the periods ended June 30, 2004 and 2003 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

          The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.   Inventories
     -----------

          At June 30, 2004, inventories are comprised of the following (in $000's):

                 Raw materials                      $ 1,503
                 Work-in-progress                     3,495
                 Finished goods                       4,222
                                                    -------
                       Total inventories            $ 9,220
                                                    =======

3.   Investment in Unaffiliated Natural Products Company
     ---------------------------------------------------

          In May 1996, the Company purchased 500 shares of common stock representing a 25% interest in Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company purchased an additional 200 shares of common stock for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter (the "Pure
     World Loan"). The Pure World Loan bears interest at 6.33% which is the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. Gaia has not kept strict adherence to the agreed-upon 36 month payment schedule, but continues to make payments. The Pure World loan balance was approximately $81,000 at June 30, 2004. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

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

4.   Borrowings
     ----------

          Borrowings consisted of the following at June 30, 2004 (in $000's):

        Loan payable to a bank, pursuant
           to a $5 million secured line of
           credit bearing annual interest
           at Prime plus .5% (4.5% at June
           30, 2004) maturing in December 2006                    $   825

        Loan payable to a bank,
           collateralized by certain
           property and equipment,
           bearing annual interest at Prime plus
           .75% (4.75% at June 30, 2004)
           maturing in December 2009                                1,857

        Lease payable for equipment for gross assets
           of $300,000 with imputed interest of
           approximately 5.9% maturing in October 2006                230

        Leases payable for equipment                                  143
                                                                  -------

              Total                                                 3,055
        Less: Current portion of borrowings                         1,275
                                                                  -------
        Long-term debt                                            $ 1,780
                                                                  =======

          Interest expense was $61,000 and $117,000 for the three and six months ended June 30, 2004, respectively and $99,000 and $195,000 for the same periods in 2003.

5.   Common Stock
     ------------

     Stock Issuance
     --------------

          In the first quarter and second quarter of 2004, 15,000 shares of common stock and 500,000 shares of common stock, respectively, were issued due to the exercise of stock options.

          In July 2004, 160,000 shares of common stock were issued due to the exercise of stock options.

     Stock Repurchase
     ----------------

          In connection with the Company's Common Stock Repurchase Plans, 9,760 shares of Common Stock were repurchased in the six months ended June 30, 2004. All shares repurchased were returned to the status of authorized but unissued shares.

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

          Had compensation cost for the issued stock options been determined based upon the fair values at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income
     (loss) and net income (loss) per share would have been decreased to the pro forma amounts indicated below:

                                         Three Months Ended    Six Months Ended
                                              June 30,              June 30,
                                         ------------------    ----------------
                                          2004        2003      2004      2003
                                         ------      ------    ------    ------

     Net income (loss) (in $000's):
       As reported                        $1,139    ($  383)    $1,341   $  309
       Pro forma compensation expense    ($   29)   ($   40)   ($   58) ($   80)
       Pro forma                          $1,110    ($  423)    $1,283   $  229

     Basic net income (loss)
      per share:
       As reported                        $  .15    ($  .05)    $  .18   $  .04
       Pro forma                          $  .14    ($  .06)    $  .17   $  .03

     Diluted net income (loss)
      per share:
       As reported                        $  .14    ($  .05)    $  .17   $  .04
       Pro forma                          $  .14    ($  .06)    $  .16   $  .03

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

          The shares used for basic income (loss) per common share and diluted income (loss) per common share are reconciled below.

                                      Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                    ----------------------  --------------------
                                    (Shares in Thousands)  (Shares in Thousands)
                                       2004       2003         2004       2003
                                       ----       ----       ------     ------

     Average shares outstanding for
       basic income (loss) per share   7,674      7,514       7,595      7,520

     Dilutive effect of stock options    355          -         384        672
                                       -----      -----       -----      -----

     Average shares outstanding for
       diluted income (loss) per share 8,029      7,514       7,979      8,192
                                       =====      =====       =====      =====

          Excluded from the calculation of loss per share for the three months ended June 30, 2003 are 1,638,200 common stock options which, if included, would have an antidilutive effect.

7.   Other Events
     ------------

          In January 2004, the Company announced that it had retained the investment banking firm of Adams, Harkness & Hill to review strategic alternatives including, but not necessarily limited to sale, merger or other extraordinary corporate transaction. In June 2004, the Company announced that its engagement of Adams, Harkness & Hill had expired.

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

Liquidity and Capital Resources
-------------------------------

     At June 30, 2004, the Company had cash and cash equivalents of approximately $503,000. Cash equivalents consisted of U.S. Treasury bills with an original maturity of less than three months, yielding 1.4%. The Company had working capital of $9.4 million at June 30, 2004. At June 30, 2004 the Company was in compliance with the covenants of their loan agreements. The management of the Company believes that its financial resources and anticipated cash flows will be sufficient for future operations for the next twelve months.

     Net cash of $49,000 was provided by operations in the six months ended June 30, 2004, compared to net cash provided by operations of $817,000 for the same period in 2003. In the six months ended June 30, 2004, the cash flows from the net income, adjusted for depreciation and amortization and the increase in accounts payable and other accruals, were offset by the increases in inventories and accounts receivable. In the six months ended June 30, 2003, cash flows from net income adjusted for depreciation and the change in receivables were offset by the change in accounts payable and other accruals.

     Net cash of $117,000 and $617,000 was used in investing activities in the six months ended June 30, 2004 and 2003, respectively due primarily to the purchase of machinery and equipment.

     Net cash of $629,000 was used in financing activities for the six months ended June 30, 2004 compared to net cash used in financing activities of $685,000 for the six months ended June 30, 2003. In the six months ended June 30, 2004, the repayment of debt offset cash received in connection with the issuance of common stock. Changes in notes payable and the repurchase of common stock were the reasons for the cash used in 2003. For more information on borrowings, see Note 4 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's operations resulted in net income of $1,139,000, or $.15 basic and $.14 diluted net income per share, for the three months ended June 30, 2004 compared to a net loss of $383,000, or $.05 basic and diluted net loss per share, for the comparable period in 2003. Net income was $1,341,000 or $.18 basic and $.17 diluted income per share for the six months ended June 30, 2004 compared to a net income of $309,000 or $.04 basic and diluted income per share for the comparable period in 2003. The increase in net income in 2004 is primarily the result of the increase in sales and gross profit.

     The Company, through its wholly-owned subsidiary, Pure World Botanicals, Inc., had sales of $10.5 million for the quarter ended June 30, 2004, compared to sales of $4.5 million for the comparable quarter in 2003, an increase of $6 million, or 134%. For the six months ended June 30, 2004, sales were $18.1 million compared to sales of $12 million for the comparable period in 2003, an increase of $6.1 million or 51%. The dramatic increase in sales was due primarily to the introduction of several new products. One new product accounted for approximately $8 million in sales to one customer in the six months ended June 30, 2004. There can be no assurance that sales of this product will continue or that this customers will result in significant business in the future.

     For the quarters ended June 30, 2004 and 2003, the gross margin (sales less cost of goods sold) was $2,760,000, or 26% of sales and $691,000, or 15% of sales, respectively. For the six months ended June 30, 2004 and 2003, the gross margin was $4,291,000 or 24% of sales and $2,731,000 or 23% of sales, respectively. Changes in the product sales mix, combined with the increase in efficiency associated with the increase in sales were the primary reasons for the increase in gross profit as a percent of sales.

     Interest income was $2,000 and $5,000 for the three months ended June 30, 2004 and 2003, respectively. Interest income was $4,000 and $12,000 for the six month periods ended June 30, 2004 and 2003, respectively. Lower invested balances and lower yields on investments were the reasons for the decrease.

     Other income of $100,000 in the six months ended June 30, 2003 was derived from a research and development agreement with a pharmaceutical company.

     Selling, general and administrative expenses were $1,536,000 for the three months ended June 30, 2004, an increase of $421,000 or 38% from $1,115,000 for the comparable period in 2003. Selling, general and administrative expenses were $2,841,000 for the six months ended June 30, 2004 compared to $2,431,000 for the comparable period in 2003, an increase of $410,000 or 17%. This increase was due principally to higher salary and commission expenses.

Other Events
------------

     In January 2004, the Company announced that it had retained the investment banking firm of Adams, Harkness & Hill to review strategic alternatives including, but not necessarily limited to sale, merger or other extraordinary corporate transaction. In June 2004, the Company announced that its engagement of Adams, Harkness & Hill had expired.


Item 3. -  Controls and Procedures
-------    -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect the company's internal controls over financial reporting evaluation.

PART II  -  OTHER INFORMATION
-------     -----------------

Item 2.  -  Changes in Securities
-------     ---------------------

     In June 2004, the Company issued 500,000 shares of its common stock, par value $.01 per share, for proceeds of $355,000, upon the exercise of 355,000 common stock options. These options and the underlying shares were registered on Form S-8.

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
                       Shares     Average Price     Plans or        Plans or
     Period           Purchased   Paid per Share    Programs      Programs (1)

April 1, 2004 -
April 30, 2004               -          $   -            -           924,602

May 1, 2004 -                -              -            -           924,602
May 31, 2004

June 1, 2004 -
June 30, 2004            8,530           2.00        8,530           916,072

Total                    8,530           2.00        8,530           916,072


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

            On June 3, 2004 Pure World filed a Form 8-K reporting that the Company had issued a press release announcing that its engagement of Investment Bank, Adams, Harkness & Hill had expired.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PURE WORLD, INC.



Dated: August 13, 2004                   By:/s/ Sue Ann Merrill
                                            ---------------------
                                            Sue Ann Merrill
                                            Chief Financial Officer, Vice
                                            President & Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

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


August 13, 2004                               /s/ PAUL O. KOETHER
                                              ----------------------------------
                                              Paul O. Koether
                                              Chairman

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

August 13, 2004                               /s/ SUE ANN MERRILL
                                              ----------------------------------
                                              Sue Ann Merrill
                                              Chief Financial Officer

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman of Pure World, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Assistant Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2004, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.

Dated:   August 13, 2004




/s/ Paul O. Koether
-----------------------------
Paul O. Koether
Chairman




/s/ Sue Ann Merrill
-----------------------------
Sue Ann Merrill
Chief Financial Officer