Form 10QSB
period 2004-09-30
PURE WORLD INC
filed 2004-11-12
CIK 356446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004
                                              ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2004, the issuer had 8,119,544 shares of its common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

PART I   -  FINANCIAL INFORMATION
------      ---------------------
Item 1.  -  Financial Statements
-------     --------------------

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                                   (in $000's)

ASSETS
------

Current assets:
  Cash and cash equivalents                                     $    502
  Accounts receivable, net of allowance
    for uncollectible accounts and returns and
    allowances of $313                                             6,487
  Inventories                                                      9,788
  Other                                                              628
                                                                --------
      Total current assets                                        17,405
Plant and equipment, net                                           6,027
Investment in unaffiliated natural products company                1,510
Notes receivable from affiliates                                     189
Goodwill                                                           1,144
Other assets                                                         585
                                                                --------
      Total assets                                              $ 26,860
                                                                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                              $  5,555
  Short-term borrowings                                              470
  Accrued expenses and other                                       1,999
                                                                --------
      Total current liabilities                                    8,024
Long-term debt                                                     1,667
                                                                --------
      Total liabilities                                            9,691
                                                                --------
Stockholders' equity:
  Common stock, par value $.01;
    30,000,000 shares authorized;
    8,119,544 shares issued and outstanding                           81
  Additional paid-in capital                                      43,210
  Accumulated deficit                                          (  26,122)
                                                                --------
      Total stockholders' equity                                  17,169
                                                                --------
      Total liabilities and stockholders' equity                $ 26,860
                                                                ========


          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)


                                                      Three Months Ended
                                                          September 30,
                                                    ----------------------
                                                      2004          2003
                                                    --------      --------

Revenues:
  Sales                                             $ 10,859      $  5,283
  Interest income                                          5             3
                                                    --------      --------
      Total revenues                                  10,864         5,286
                                                    --------      --------
Expenses:
  Cost of goods sold                                   9,704         4,094
  Selling, general and administrative                  1,393         1,106
                                                    --------      --------
      Total expenses                                  11,097         5,200
                                                    --------      --------

Income (loss) before income taxes                  (     233)           86
Provision for income taxes                                 3            20
                                                    --------      --------
Net income (loss)                                  ($    236)     $     66
                                                    ========      ========

Basic and diluted net income (loss) per share      ($    .03)     $    .01
                                                    ========      ========

























          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($000 Omitted, except per share data)


                                                      Nine Months Ended
                                                         September 30,
                                                    ---------------------
                                                      2004         2003
                                                    --------     --------
Revenues:
  Sales                                             $ 28,958     $ 17,237
  Interest and other income                                9          115
                                                    --------     --------
      Total revenues                                  28,967       17,352
                                                    --------     --------
Expenses:
  Cost of goods sold                                  23,512       13,317
  Selling, general and administrative                  4,234        3,537
                                                    --------     --------
      Total expenses                                  27,746       16,854
                                                    --------     --------

Income before income taxes                             1,221          498
Provision for income taxes                               116          123
                                                    --------     --------
Net income                                          $  1,105     $    375
                                                    ========     ========

Basic and diluted net income per share              $    .14     $    .05
                                                    ========     ========
























          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)

                                                       Nine Months Ended
                                                          September 30,
                                                     ---------------------
                                                       2004         2003
                                                     --------     --------

Cash flows from operating activities:
  Net income                                          $ 1,105      $   375
  Adjustments:
    Depreciation                                        1,301        1,261
    Change in inventories                            (  2,318)         612
    Change in receivables                            (  3,685)         663
    Change in accounts payable and
     other accruals                                     4,686     (  1,448)
    Other, net                                       (    120)          42
                                                      -------      -------
    Net cash provided by operating activities             969        1,505
                                                      -------      -------

Cash flows from investing activities:
  Purchases of plant and equipment                   (    194)    (    927)
  Repayment of loans to affiliates and others              30           45
                                                      -------      -------
    Net cash used in investing activities            (    164)    (    882)
                                                      -------      -------

Cash flows from financing activities:
  Repurchase of common stock                         (    135)    (     11)
  Issuance of common stock in connection with
   the exercise of stock options                          526            -
  Term loan borrowings                                     58          138
  Term loan repayments                               (    345)    (  1,000)
  Net revolving line of credit repayments            (  1,607)    (    298)
                                                      -------      -------
    Net cash used in financing activities            (  1,503)    (  1,171)
                                                      -------      -------

Net decrease in cash and cash equivalents            (    698)    (    548)
Cash and cash equivalents at beginning of period        1,200        1,898
                                                      -------      -------
Cash and cash equivalents at end of period            $   502      $ 1,350
                                                      =======      =======

Supplemental disclosure of cash
  flow information:
    Cash paid for:
      Interest                                        $   167      $   290
                                                      =======      =======
      Taxes                                           $    71      $     1
                                                      =======      =======





          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   General
     -------

     The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries (the "Company" or "Pure World") as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the entire year or any other period.

2.   Inventories
     -----------

     At September 30, 2004, inventories are comprised of the following (in $000's):

             Raw materials                           $ 2,414
             Work-in-progress                          2,092
             Finished goods                            5,282
                                                     -------
                 Total inventories                   $ 9,788
                                                     =======

3.   Investment in Unaffiliated Natural Products Company
     ---------------------------------------------------

     In May 1996, the Company purchased 500 shares of common stock representing a 25% interest in Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company purchased an additional 200 shares of common stock for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first three years and 36 monthly payments of principal and interest thereafter (the "Pure World Loan"). The Pure World Loan bears interest at 6.33% which was the imputed rate required under the Internal Revenue Code and is classified as an other asset in the consolidated balance sheet. Gaia has not kept strict adherence to the agreed-upon 36 month payment schedule, but continues to make payments. The Pure World loan balance was approximately $76,000 at September 30, 2004. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

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

4.   Borrowings
     ----------

     Borrowings consisted of the following at September 30, 2004 (in $000's):

            Loan payable to a bank, pursuant
               to a $5 million secured line of
               credit bearing annual interest at
               Prime plus .5% (5.25% at September
               30, 2004) maturing in December 2006               $    20

            Loan payable to a bank,
               collateralized by certain
               property and equipment, bearing
               annual interest at Prime plus
               .75% (5.5% at September 30, 2004)
               maturing in December 2009                           1,786

            Lease payable for equipment for gross
               assets of $300,000 with imputed interest
               of approximately 5.9% maturing in October 2006        206

            Leases payable for equipment                             125
                                                                 -------
                  Total borrowings                                 2,137
            Less: Current portion of long-term debt                  470
                                                                 -------
            Long-term debt                                       $ 1,667
                                                                 =======

     Interest expense was $50,000 and $167,000 for the three and nine months ended September 30, 2004, respectively and $95,000 and $290,000 for the same periods in 2003. Interest expense is included in selling, general and administrative expenses on the consolidated statements of operations.

5.   Common Stock
     ------------

     Stock Issuance
     --------------

     In the nine months ended September 30, 2004, 675,000 shares of common stock were issued due to the exercise of stock options.

     Stock Repurchase
     ----------------

     In connection with the Company's Common Stock Repurchase Plans, 69,022 shares of Common Stock were repurchased in the nine months ended September 30, 2004. All shares repurchased were returned to the status of authorized but unissued shares.

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

     Had compensation cost for the issued stock options been determined based upon the fair values at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income (loss) and net income
(loss) per share would have been decreased to the pro forma amounts indicated below:

                                        Three Months Ended     Nine Months Ended
                                           September 30,          September 30,
                                        ------------------     -----------------
                                         2004        2003       2004       2003
                                        ------      ------     ------     ------
    Net income (loss) (in $000's):
        As reported                    ($  236)     $   66     $1,105    $  375
        Pro forma compensation expense ($   46)    ($   40)   ($  133)  ($  120)
        Pro forma                      ($  282)     $   26     $  972    $  255

    Basic and diluted net income (loss)
     per share:
        As reported                    ($  .03)     $  .01     $  .14    $  .05
        Pro forma                      ($  .03)     $    -     $  .12    $  .03


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

     The shares used for basic income (loss) per share and diluted income (loss) per share are reconciled below (in 000's).

                                  Three Months Ended          Nine Months Ended
                                    September 30,                September 30,
                                  ------------------          -----------------
                                   2004        2003            2004       2003
                                  ------      ------          ------     ------

Average shares outstanding  for
  basic income (loss) per shares   8,139       7,518           7,778     7,514

Dilutive effect of stock options     275         586             274       649
                                   -----       -----           -----     -----

Average shares outstanding for
  diluted income (loss) per share  8,414       8,104           8,052     8,163
                                   =====       =====           =====     =====

7.   Income taxes
     ------------

     The components of income tax expense for the three and nine months ended September 30, 2004 and 2003 are as follows ($000 Omitted):

                                  Three Months                  Nine Months
                               Ended September 30,          Ended September 30,
                               -------------------          -------------------
                                2004         2003            2004         2003
                               ------       ------          ------       ------

Federal-Current                $   -         $   -          $   -         $   -
State-Current                      3            20            116           123
Deferred                           -             -              -             -
                               -----         -----          -----         -----

Total                          $   3         $  20          $ 116         $ 123
                               =====         =====          =====         =====

     Total income tax expense for the three and nine months ended September 30, 2004 and 2003 is different from the amounts computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%.
The  reasons  for  these  differences  and the  related  tax  effects  are ($000
Omitted):

                                          Three Months          Nine Months
                                      Ended September 30,    Ended September 30,
                                      -------------------    -------------------
                                       2004         2003      2004         2003
                                      ------       ------    ------       ------
Income tax expense (benefit)
  computed at statutory rates on
  total earnings before income taxes  ($  79)      $  29      $ 415       $ 169
Increase (decrease) in tax from:
  Valuation allowance on net
    operating loss carryforward           79      (   29)    (  415)     (  169)
  State income tax, net of Federal
    benefit                                3          20        116         123
                                       -----       -----      -----       -----

      Total                            $   3       $  20      $ 116       $ 123
                                       =====       =====      =====       =====

8.   Other Events
     ------------

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

Liquidity and Capital Resources
-------------------------------

     At September 30, 2004, the Company had cash and cash equivalents of approximately $502,000. Cash equivalents consisted of U.S. Treasury bills with an original maturity of less than three months and yields ranging between 1.15% and 1.59%. The Company had working capital of $9.4 million at September 30, 2004. At September 30, 2004 the Company was in compliance with the covenants of its loan agreements. The management of the Company believes that its financial resources and anticipated cash flows will be sufficient for future operations for the next twelve months.

     Net cash of $969,000 was provided by operations in the nine months ended September 30, 2004, compared to net cash provided by operations of $1,505,000 for the same period in 2003. In the nine months ended September 30, 2004, cash flows from net income of $1,105,000 adjusted for depreciation and the change in accounts payable and other accruals was offset by changes in receivables and inventory. In the nine months ended September 30, 2003, cash flows from the net income of $375,000 adjusted for depreciation and the change in receivables and inventory was offset by the change in accounts payable and other accruals.

     Net cash of $164,000 and $882,000 was used in investing activities for the nine months ended September 30, 2004 and 2003, respectively due primarily to the purchase of machinery and equipment.

     Net cash used in financing activities was $1,503,000 for the nine months ended September 30, 2004, compared to cash used in financing activities in the nine months ended September 30, 2003 of $1,171,000. For the nine months ended September 30, 2004, cash used for the repayment of debt was partially offset by cash received in connection with the issuance of common stock in connection with the exercise of stock options. Net payments of notes payable and the repurchase of common stock was the primary reasons for the cash used in 2003. For more information of borrowings, see Note 4 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's operations resulted in a net loss of $236,000 ($.03 per share) for the three months ended September 30, 2004, compared to net income of $66,000 ($.01 per share) for the comparable period in 2003. Net income was $1,105,000 ($.14 per share) for the nine months ended September 30, 2004, compared to $375,000 ($.05 per share) for the comparable period in 2003. The decrease in net income in the quarter ended September 30, 2004 compared to the same quarter in 2003 is a result of a lower gross profit on the mix of the products that were sold. The increase in net income for the nine months ended September 30, 2004 is primarily a result of the increase in sales from the same period on 2003.

     The Company, through its wholly-owned subsidiary, Pure World Botanicals, Inc., had sales of $10.9 million for the quarter ended September 30, 2004, compared to sales of $5.3 million for the same period in 2003, an increase of $5.6 million or 106%. For the nine months ended September 30, 2004, sales were $29 million, compared to sales of $17.2 million for the comparable period in 2003, an increase of $11.7 million or 68%. The increase in sales was due to the introduction of new products in 2004. One new product accounted for approximately $7 million and $15 million in sales to one customer for the three and nine months ended September 30, 2004. There can be no assurance that sales of this product will continue or that this customer will result in significant business in the future.

     For the quarter ended September 30, 2004, the gross profit margin (sales less cost of goods sold) was $1,155,000 or 11% of sales compared to the same quarter last year when the gross profit margin was $1,189,000 or approximately 23% of sales. For the nine months ended September 30, 2004, the gross profit margin was $5,446,000 or 19% of sales compared to the gross profit margin $3,920,000 or 23% of sales for the comparable nine months in 2003. Although total sales for the nine months ended September 30, 2004 were significantly higher than sales for the nine months ended September 30, 2003, sales of extracts were lower in 2004. The decrease in extract sales resulted in a less profitable product sales mix and lower gross profit margins for the three and nine months ended September 30, 2004 compared to the same period in 2003.

     Interest income increased from $3,000 in the quarter ended September 30, 2003 to $5,000 for the quarter ended September 30, 2004. Higher invested balances were the primary reason for the increase in interest income in the third quarter of 2004. For the nine months ended September 30, 2003 and
September 30, 2004, interest income declined from $15,000 to $9,000, respectively. Lower yields on investments for most of 2004 accounted for the decline.

     Other income of $100,000 in the nine months ended September 30, 2003 was derived from a research and development agreement with a pharmaceutical company.

     Selling,  general and administrative expenses were $1,393,000 for the three
months  ended  September  30, 2004,  an   increase  of   $287,000  or  26%  from

$1,106,000 for the comparable period in 2003. Selling, general and administrative expenses were $4,234,000 for the nine months ended September 30, 2004 compared to $3,537,000 for the comparable period in 2003, an increase of $697,000 or 20%. This increase was due principally to higher salary and commission expenses. Selling, general and administrative expenses were approximately 13% of sales and 15% of sales for the three and nine months ended September 30, 2004, compared to 21% of sales for the three and nine months ended September 30, 2003. The decrease of selling, general and administrative expenses as a percentage of sales is primarily the result of the sale of one new product to one customer of $7 million and $15 million in the three and nine month periods ended September 30, 2004, respectively which did not result in substantially higher selling, general and administrative expenses.

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


Item 3. -  Controls and Procedures
-------    -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect the company's internal controls over financial reporting evaluation.

PART II  -  OTHER INFORMATION
-------     -----------------

Item 2.  -  Changes in Securities
-------     ---------------------

     In the quarter ended September 30, 2004, the Company issued 160,000 shares of its common stock, par value $.01 per share, for proceeds of $160,000, upon the exercise of 160,000 common stock options. These options and the underlying shares were registered on Form S-8.

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
                     Shares      Average Price      Plans or        Plans or
    Period         Purchased     Paid per Share     Programs       Programs (1)

July 1, 2004-
July 31, 2004         41,062            $ 1.95         41,062          875,010

August 1, 2004-        7,500              2.03          7,500          867,510
August 31, 2004

September 1, 2004-
September 30, 2004    10,700              1.91         10,700          856,810


Total                 59,262            $ 1.96         59,262          856,810


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

            31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                  Reports on Form 8-K
                     -------------------

                     On August 6, 2004 Pure World filed a Form 8-K reporting that the Company had issued a press release announcing results for the three and six months ended June 30, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PURE WORLD, INC.




Dated: November 11, 2004                   By:/s/ Sue Ann Merrill
                                              --------------------------------
                                              Sue Ann Merrill
                                              Chief Financial Officer, Vice
                                              President & Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

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


November 11, 2004                             /s/ PAUL O. KOETHER
                                              ---------------------------------
                                              Paul O. Koether
                                              Chairman

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

November 11, 2004                             /s/ SUE ANN MERRILL
                                              ---------------------------------
                                              Sue Ann Merrill
                                              Chief Financial Officer

                                                                      Exhibit 32

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                      906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman of Pure World, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Assistant Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2004, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.

Dated:   November 11, 2004


/s/ Paul O. Koether
-----------------------------------
Paul O. Koether
Chairman


/s/ Sue Ann Merrill
-----------------------------------
Sue Ann Merrill
Chief Financial Officer