Form 10KSB
period 2004-12-31
PURE WORLD INC
filed 2005-03-31
CIK 356446

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
MARK ONE:

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2004

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _________________ to _________________.

                         Commission file number 0-10566
                                                -------

                                PURE WORLD, INC.
                                ----------------
                 (Name of small business issuer in its charter)

           Delaware                                           95-3419191
           --------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

376 Main Street, P.O. Box 74, Bedminster, New Jersey            07921
----------------------------------------------------            -----
      (Address of principal executive offices)                (Zip Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for the fiscal year ended December 31, 2004 were approximately $37 million.

     At February 28, 2005, there were 8,082,131 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of such stock on such date as reported by Nasdaq, was approximately $7 million.

     Transitional Small Business Disclosure Format  Yes        No   X
                                                       -------   -------

                                     PART I

Item 1.  -  DESCRIPTION OF BUSINESS
-------     -----------------------

General
-------

     Through its wholly-owned subsidiary, Pure World Botanicals, Inc. ("Pure World Botanicals"), Pure World, Inc. ("Pure World" or the "Company"), develops, manufactures and sells natural ingredients that principally are derived from plant materials (referred to also as botanicals or herbs) using the Company's proprietary extraction, purification and granulation technologies. Extraction is the process by which the commercial ingredients of plants are drawn out by applying a solution ("menstruum") consisting of water or a combination of water and alcohol to the raw materials. The resultant extract can be converted into fluid extract, solid extract (paste) or powdered extract which can be tableted or encapsulated. Purification is a value added process whereby a chemical compound or a group of chemical compounds are isolated and purified from a plant material of lower concentration to higher concentration. In some cases, a single compound can be isolated through the purification process. Granulation is a process for enhancing physical properties of a powdered product, specifically for better distribution of particle size and to increase bulk density and flowability. The Company has produced more than one thousand botanical extracts which are used by the cosmetic, food and flavor, nutraceutical and pharmaceutical industries to manufacture finished products for the consumer market. The term nutraceuticals covers a wide range of natural products, such as vitamins, minerals, anti-oxidants and herbs that enhance health by supplementing diets. (See "Dietary Supplement Health and Education Act of 1994" and "New Nutraceutical Products").


Manufacturing Facility (the "Facility")
---------------------------------------

     The Company believes it has the largest botanical extraction facility in North America. Situated on 4.5 acres in South Hackensack, New Jersey, the 138,000 square foot facility contains custom designed stainless steel equipment including milling equipment; percolators; vacuum stills; filters; automatic extractors; ribbon blenders; homogenizers; high capacity spray, fluid bed and vacuum dryers, and dry and wet granulators. The Company's spray dryers have an annual capacity of over 8,000,000 pounds and produce free-flowing powders for tableting, encapsulation or dissolution in liquids.

Powdered Herb Facility
----------------------

     The Company houses a botanical powdering facility in Teterboro, New Jersey. Botanical powders are milled or crushed from crude botanicals and then used in tablets or capsules. The Company believes that botanical powders are an essential complement to its line of botanical extracts. Although botanical extracts are considered to be the expanding segment of nutraceuticals, many products still consist wholly or partially of botanical powders.

Pure Powders TM
---------------

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

Wet and Dry Granulation
-----------------------

     The Company has considerable processing capabilities for wet and dry granulation. The Company uses these processes for its own proprietary materials as well as raw materials provided by third parties.

Quality Control in Manufacturing
--------------------------------

     As a registered Food and Drug Administration ("FDA") facility, Pure World Botanicals is authorized to manufacture the United States Pharmacopeia ("U.S.P.") and pharmaceutical grade products or active pharmaceutical ingredients ("API"). The Facility is kosher certified and operates under current Good Manufacturing Practices ("cGMP's") to assure consistent high quality in the manufacture of its products. The Facility is routinely inspected by the FDA. The Facility and manufacturing process also routinely undergo audits by customers, which include pharmaceutical and large consumer product firms. To the best of its information, the Facility has never failed an audit.

Laboratory
----------

     The Facility contains seven laboratories: quality control ("QC"); research and development ("R&D"); analytical instrumentation; flavor; cosmetic; purification and microbiology. The microbiology laboratory evaluates finished products for microbiological purity. The quality control laboratory is devoted to the physical and chemical analysis of products measured against Pure World Botanicals' customer and compendial specifications. The analytical instrumentation and purification laboratories are equipped with state-of-the-art equipment including a Multi-state Mass Spectrometer (LC/Ms/Ms) on line with numerous High Performance Liquid Chromatographs (HPLC), Gas Chromatographs (GC) and a 400 megahertz Nuclear Magnetic Resonance (NMR). Thin Layer Chromatography

(TLC), Infrared Spectroscopy (IR) and Ultra-violet Spectrophotometry (UV) are also routinely used in QC and R&D. Pure World's QC department can perform a complete line of testing to meet FDA and pharmaceutical standards. These tests relate to chemical and physical properties, pesticide residue, solvent residue and heavy metal contamination.

The Laboratory and the Manufacturing Process
--------------------------------------------

     The manufacturing process begins and ends in the laboratory. Incoming plant materials are evaluated to verify species, variety and quality. The scientists determine the right menstruum for each plant extract and the optimal method of extraction and drying to maintain product integrity and ensure manufacturing efficiency. When an approved material arrives it is evaluated against the preshipment sample and if it matches, it is forwarded to production along with the appropriate menstruum. Throughout Pure World Botanicals' proprietary manufacturing system, called the Unitized(TM) system, the processed plant material is subjected to a series of QC tests which examine physical and chemical properties such as active constituents, color, flavor and purity. The material is then either stored in a finished state called a native extract that is available for further processing when an order is received or further processed into a liquid, solid or powdered extract ready for delivery to the customer who will then use it in a finished product. Prior to delivery, each item undergoes final QC testing.

Raw Materials
-------------

     The Company buys its raw materials from a variety of growers, collectors and brokers. Generally, the Company has not experienced any shortage of raw materials that has affected its business other than a periodic increase in price. Although certain botanicals may be in over supply, if demand for botanical products experiences growth in the future the demand pressure for some products could outstrip the capacity of the suppliers.

     The Company's standardized products have guaranteed potency, meaning that the products contain a stipulated amount of active ingredients. The Company believes that for the most part, it can acquire sufficient materials for its standardized line and that its inventory can be replaced without significant cost increase, however botanicals are subject to substantial variations due to weather, unexpected increase in demand, ground conditions and political problems in the source country, and therefore supply will always be somewhat unpredictable and an occasional shortfall can be expected. In most instances, the Company has in place multiple geographic sources of raw material to minimize this potential problem. Also, the quality of botanicals varies from season to season and year to year, which can impose a limitation on the ability to produce standardized products and which can result in substantial price changes.

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

Pure World - Patents and Trademarks
-----------------------------------

     The Company has considerable proprietary technology used in its manufacturing processes, QC and R&D, and the loss or misappropriation of its technology would injure the Company. The Company has five patents, of which three relate to Maca, one to Resveratrol and one to its novel process for sterilization and disinfecting of agriculture and botanic products. The Company has seventeen registered trademarks and numerous pending trademarks which it uses to differentiate its technology and products. It protects its proprietary technology by confidentiality agreements with employees, customers and prospective customers and other contractees.

     Pure World Botanicals is a member in good standing of the Drug, Chemical and Associated Technologies Association (DCAT), the Institute of Food Technologies, the Cosmetic Toiletries and Fragrance Association, the Council for Responsible Nutrition, the American Society of Pharmacognosy, and the American Society for Microbiology. The Facility is certified by the FDA for food, pharmaceutical and cosmetic ingredient production and has kosher-product certification.

Dietary Supplement Health and Education Act of 1994 ("DSHEA")
-------------------------------------------------------------

     In 1994, DSHEA was enacted to establish the framework for the regulation of nutraceuticals that were being manufactured and marketed not as drugs but as dietary supplements. Except for certain pharmaceuticals manufactured to the standards of the U.S.P. published by the FDA, the Company's nutraceutical products are categorized as dietary supplements under DSHEA and not drugs, which require FDA approval. The legislation recognized the importance of nutrition and benefits of dietary supplements in promoting health and preventive health measures. DSHEA defines dietary supplements as vitamins, minerals, herbs or other botanicals, amino acids, or other dietary substances which enhance or increase the total dietary intake.

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

     Increasingly, the dietary supplement market is turning to nutraceuticals that contain a specified amount of a plant ingredient, called the "active ingredient" or "marker". Many of these products were first developed in Europe and are supported by clinical studies that document the efficacy of the active ingredients. Analytical methods using the UV, the HPLC and the LC/Ms/Ms measure the specific level of the active ingredients. Generally these products are called "standardized" or "guaranteed potency" extracts. Many of the Company's competitors, particularly those in Europe, refine products to increase the level of the active ingredient above the level found naturally in the plant ("Purified Products"). The Company believes that the active ingredient in some botanicals is only a "marker", meaning that it denotes at least one of a plant's active ingredients but it may be only one, among many important ingredients, to be found in the plant. Therefore, with certain exceptions, the Company's extracts contain the whole profile of the plant with the active ingredients and/or markers guaranteed to a certain level being only one part of the profile. The Company believes the synergistic effect from different chemical components of a plant mixture generally are an important part of the efficacy of the extract. The Company uses HPLC and Mass Spectrometry to match the profile of the raw plant material with the resultant botanical extract.

     In 1997, the Company opened a laboratory devoted to the development of Purified Products. Although the Company maintains its commitment to the extraction of the whole plant, there are active ingredients that can be produced at efficacious levels only through a process of purification. Examples are gingko-biloba and milk thistle. Often, cosmetic companies prefer that botanicals be purified prior to use primarily to eliminate odor and color. The Company has a department within its plant to manufacture purified products on a commercial scale.

Research and Development
------------------------

     The Company has a broad line of more than fifty standardized products. The Company believes its growth is materially dependent on the development of new products. The Company incurred approximately $500,000 of research and development expenses in each of 2004 and 2003.

Customers
---------

     In 2004, one customer accounted for more than 50% of the Company's sales. That customer accounted for less than 2% of the Company's sales in 2003. In 2003, a separate customer accounted for approximately 29% of the company's sales, but less than 3% of the company's sales in 2004. The loss of any major customer could have a material adverse effect on the Company.

Competition
-----------

     The  Company  has  numerous   competitors  both  domestically  and  abroad,
principally European. Some of the competitors are larger than the Company and have been producing nutraceuticals for a longer period.

Employees
---------

     At February 28, 2005, the Company had 109 full-time employees.

Product Liability Insurance
---------------------------

     The Company has experienced no product liability claims to date, however, the development and marketing of botanical extracts entails an inherent risk that product liability claims may be asserted against it in the future. The Company currently has product liability coverage, which it deems adequate, but there can be no assurance that the Company can maintain adequate insurance on acceptable terms in the future. Any claim against the Company would negatively affect the reputation of the Company and a judgment above the policy limits could have an adverse effect on the Company.

Other Events
------------

     In January 2004, the Company announced that it had retained the investment banking firm of Adams, Harkness & Hill to review strategic alternatives including, but not necessarily limited to sale, merger or other extraordinary corporate transaction. In June 2004, the company announced that its engagement of Adams, Harkness & Hill had expired. The Company continuously evaluates opportunities to enhance shareholder value, which may occur through a merger, acquisition, sale, or other extraordinary corporate transaction. To that end, from time to time, the Company enters into agreements with various investment bankers, business brokers, finders and others.

Item 2.  -  DESCRIPTION OF PROPERTY
            -----------------------

     Pure World Botanicals leases a 138,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation that is partly owned by the Vice Chairman of Pure World. Rent for the facility is $20,000 per month, plus one percent of the gross revenues of Pure World Botanicals up to an additional $200,000 per annum. At December 31, 2004, the lease had a term of five years, expiring in December 2009 with one five year renewal option followed by two ten-year renewal options at base rates up to $22,898 per month. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories; manufacturing space of 70,000 square feet; and warehousing space of 38,000 square feet.

     Pure World Botanicals also leases a facility in Teterboro, New Jersey from an unrelated party for approximately $13,000 per month, which is a combination warehouse and botanical powdering facility. Botanical powders result from milling or crushing crude botanicals. The powders are then used in tablets or capsules. The lease expires in December 2006 and has one four year renewal option.

     Pure World Botanicals also leases a 23,000 square-foot warehouse in Carlstadt, New Jersey from an unrelated party for approximately $17,000 per month. The lease expires in March 2008 and has one five year renewal option.

Item 3.  -  LEGAL PROCEEDINGS
-------     -----------------

     The Company is involved from time to time in various lawsuits that arise in the ordinary course of its business.

Item 4.  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on December 13, 2004. All nominees to the Company's Board of Directors were elected.

     The following is a vote tabulation for all directors:

                                                 FOR               WITHHELD
                                                 ---               --------

     Paul O. Koether                          7,723,893             19,326
     William Mahomes, Jr.                     7,722,980             20,239
     Alfredo Mena                             7,721,750             21,469

                                     PART II

Item 5.  -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------     --------------------------------------------------------

     At February 28, 2005, the Company had approximately 1,850 stockholders of record. The Company's common stock currently trades on the Nasdaq SmallCap Market under the symbol "PURW". On February 28, 2005 the closing price per share of the common stock was $1.52.

     The following table sets forth the high and low bid prices for the common stock for the periods indicated, as reported by Nasdaq. These prices represent quotations between dealers and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

     Calendar Quarter Ended:
                                                High                 Low
                                                ----                 ---

     2003   March 31                           $  .72               $  .38
     ----   June 30                              3.53                  .59
            September 30                         4.42                 1.29
            December 31                          2.91                 1.21


     2004   March 31                           $ 2.83               $ 1.74
     ----   June 30                              2.15                 1.72
            September 30                         2.55                 1.75
            December 31                          2.17                 1.51

     The Company has not declared or paid any cash dividends on its common stock in 2004 or 2003 and does not foresee doing so in the immediate future.

Purchase of Equity
------------------
              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                                 (COMMON STOCK)

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
                       Shares       Average Price      Plans or       Plans or
    Period            Purchased     Paid per Share    Programs      Programs (1)
--------------------------------------------------------------------------------

October 1, 2004 -            -              -               -          856,810
October 31, 2004

November 1, 2004 -      16,499         $ 1.58          16,499          840,311
November 30, 2004

December 1, 2004 -
December 31, 2004       15,066           1.54          15,066          825,245

Total                   31,565         $ 1.56          31,565          825,245


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

Liquidity and Capital Resources
-------------------------------

     At December 31, 2004, the Company had cash and cash equivalents of $630,000. Cash equivalents consisted of U.S. Treasury Bills with original maturities of less than three months with yields ranging between 2.1% and 2.2%. See Note 1 of Notes to Consolidated Financial Statements for additional information. Net working capital was approximately $9.2 million at December 31, 2004. The management of the Company believes that its financial resources and anticipated cash flows will be sufficient for future operations for the next twelve months.

     Net cash of $5,000 was used in operating activities in 2004. Cash flows from the net income of $635,000 adjusted for depreciation and amortization of $1,728,000 and the increase in accounts payable and other accruals of $1,056,000 were offset by increases in receivables of $1,893,000 and inventory of $1,514,000.

     Net cash of $1,460,000 was provided by operating activities in 2003. Cash flows from the net loss of $245,000 combined with the decrease in accounts payable and other accruals of $1,230,000, adjusted for depreciation and amortization of $1,695,000 and changes in receivables of $1,102,000 were the primary reasons for the cash provided by operations.

     Net cash of $254,000 and $934,000 was used in investing activities in 2004 and 2003, respectively due to the purchase of plant and equipment offset by repayments of loans to affiliates.

     Net cash used in financing activities was approximately $311,000 in 2004 and $1,224,000 in 2003. In 2004, $710,000 used to pay down debt and $185,000 used to repurchase common stock was offset by $526,000 received due to the issuance of common stock in connection with the exercise of stock options and $58,000 of term loan borrowings. In 2003, the net cash used was due primarily to the net decrease in borrowings of $1,213,000. For additional information on the terms of the Company's borrowings, see Note 6 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's consolidated operations resulted in net income of $635,000, or basic and diluted net income per share of $.08 in 2004 compared to a net loss of $245,000, or basic and diluted net loss per share of $.03 in 2003.

     The Company had sales in 2004 of $37,068,000, an increase of $15,297,000 from 2003 sales of $21,771,000. Cost of goods sold was $30,898,000 and gross margin was $6,170,000 in 2004, compared to cost of goods sold of $17,306,000 and gross margin of $4,465,000 in 2003. Gross margin as a percentage of sales was 17% and 21% in 2004 and 2003, respectively. The increase in sales in 2004 was primarily the result of $18.2 million in sales of one new product to one customer. This product represented over 49% of total sales for the year and this customer accounted for more than 50% of sales in 2004, but less then 2% of sales in 2003. In 2003, a separate customer accounted for approximately 29% of sales, but less than 3% of sales in 2004. Pure World has no assurance that sales of this product will provide the same revenues in 2005.

     The decrease in gross profit in 2004 compared to 2003 was the result of changes in the mix of products sold year over year. Pure World offers a wide range of products and the gross profit can vary greatly based upon such factors as the cost of raw materials, production time, and processes used.

     Interest income was $14,000 in 2004 compared to $19,000 in 2003. This decrease was due principally to lower invested cash equivalents in 2004.

     Other income in 2003 of $100,000 was derived from a research and development agreement with a pharmaceutical company.

     Selling, general and administrative expenses (consisting of personnel, professional and all other expenses) were $5,433,000 in 2004 compared to $4,808,000 in 2003, an increase of $625,000 or 13%. Personnel expenses were
$2,494,000  in 2004,  an increase  of $713,000  from  $1,781,000  in 2003.  This increase was due to higher salaries and commissions. Salaries increased due to several factors. The Company's chairman, who had voluntarily relinquished part of his salary in previous years, received $254,000 in 2004 compared to $90,000 in 2003. Additionally, the president of the Company in 2003 had also relinquished part of her salary in previous years. The current president received compensation of $319,000 in 2004. Increased headcount and cost of living increases accounted for the remaining increase in salary expenses. Commissions increased as a result of higher revenues in 2004.

     Professional fees consisting of legal, accounting and consulting fees, were $556,000 in 2004, a decrease of $94,000, or 14%, from the 2003 professional fees of $650,000. The decrease was principally due to lower legal fees. The Company incurred higher legal fees in 2003 in connection with certain litigations which were settled in 2003. Other general and administrative expenses were $2,383,000 in 2004, an increase of $6,000 from $2,377,000 in 2003.

New Accounting Standards
------------------------

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. This standard was effective for all financial instruments as of July 1, 2003. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

     In April 2004, the FASB issued Staff Position No. 129-1, "Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about
Capital Structure, Relating to Contingently Convertible Securities" ("FSP 129-1"). FSP 129-1 requires additional quantitative and qualitative disclosure regarding the nature of the contingency and the potential impact of contingently convertible securities. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.


     In November 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on determining other-than-temporary impairments and its application to marketable equity and debt securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as well as investments accounted for under the cost method of accounting. In September 2004, the FASB issued FASB Staff Position ("FSP") EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in EITF 03-1 pending finalization of the draft FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1." The disclosure requirements of EITF 03-1 remain in effect. The Company adopted the disclosure requirements of EITF 03-1 as of December 31, 2004. The adoption of the recognition and measurement provisions of EITF 03-1 when finalized are not expected to have a material impact on the Company's results of operations, financial position or cash flows.


     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4." ("SFAS No. 151") SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the consolidated statement of operations. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 or retroactive restatement to earlier periods to reflect the impact of expensing share-based payments under SFAS 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The Company is currently assessing the impact that SFAS 123R will have on the results of operations.

Other Items
-----------

Critical Accounting Policies
----------------------------

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

Impairment of Goodwill
----------------------

     Carrying values of goodwill are reviewed periodically for possible impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The Company's impairment review is based on a discounted cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, and the selection of an appropriate discount rate. With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities and acts by governments and courts, may signal that an asset has become impaired. In accordance with SFAS No. 142, the Company completed the annual impairment test of the valuation of goodwill as of December 31, 2004 and, based upon the results, there was no impairment.

     The estimates and assumptions used are consistent with the business plans and estimates that the Company uses to manage its business operations. The use of different assumptions would increase or decrease the estimated value of future cash flows and would have increased or decreased any impairment charge taken. Future outcomes may also differ. If the Company's products fail to achieve estimated volume and pricing targets, market conditions unfavorably change or other significant estimates are not realized, then the Company's revenue and cost forecasts may not be achieved, and the Company may be required to recognize an impairment charge.

Accounts Receivable
-------------------

     Accounts receivable balances are stated net of allowances for doubtful accounts and reserves for returns. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. The Company records a reserve for returns based upon historical averages. When estimating the allowances for doubtful accounts, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients. A financial decline of any one of the Company's large clients could have an adverse and material effect on the collectibility of receivables and thus the adequacy of the allowance for doubtful accounts. Increases in the allowance for doubtful accounts are recorded as charges to bad debt expense and are reflected in other operating expenses in the Company's consolidated statements of operations. Write-offs of uncollectible accounts are charged against the allowance for doubtful accounts. Such reserves were approximately $301,000 and $352,000, at December 31, 2004 and 2003, respectively.

Inventories
-----------

     The Company's inventory is a significant component of current assets and is stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions and production requirements. Significant or unanticipated changes to the Company's forecasts of these items, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. Reserves provided to adjust the carrying value of its inventory to the lower of cost or market were approximately $2.3 million and $1.9 million at December 31, 2004 and 2003, respectively.

Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements.


Contractual Commitments
-----------------------

     The Company has no contractual commitments.

Item 7.  -  FINANCIAL STATEMENTS
-------     --------------------

      The financial statements filed with this item are listed below:

      Report of Independent Registered Public Accounting Firm

      Consolidated Financial Statements:

                Consolidated Balance Sheet as of December 31, 2004

                Consolidated Statements of Operations for the Years ended December 31, 2004 and 2003

                Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2004 and 2003

                Consolidated Statements of Cash Flows for the Years ended December 31, 2004 and 2003

                Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Pure World, Inc.
Bedminster, New Jersey


We have audited the accompanying consolidated balance sheet of Pure World, Inc. and subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pure World, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP


Parsippany, New Jersey
March 29, 2005

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004
                                   (in $000's)

ASSETS
------

Current Assets:
  Cash and cash equivalents                                        $     630
  Accounts receivable, net of allowance for
    uncollectible accounts and returns and
    allowances of $301                                                 4,695
  Inventories                                                          8,983
  Other current assets                                                   597
                                                                   ---------
      Total current assets                                            14,905
Investment in unaffiliated natural products company                    1,510
Plant and equipment, net                                               5,714
Notes receivable from affiliates                                         166
Goodwill                                                               1,144
Other assets                                                             512
                                                                   ---------
      Total assets                                                 $  23,951
                                                                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable                                                 $   2,126
  Short-term borrowings                                                1,822
  Accrued expenses and other                                           1,798
                                                                   ---------
      Total current liabilities                                        5,746
Long-term debt                                                         1,555
                                                                   ---------
      Total liabilities                                                7,301
                                                                   ---------

Commitments and Contingencies (Notes 9 and 10)

Stockholders' equity:
  Common stock, par value $.01;
    30,000,000 shares authorized;
    8,087,979 shares issued and outstanding                               81
  Additional paid-in capital                                          43,161
  Accumulated deficit                                             (   26,592)
                                                                   ---------
      Total stockholders' equity                                      16,650
                                                                   ---------
      Total liabilities and stockholders' equity                   $  23,951
                                                                   =========


          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in $000's, except per share data)

                                                 Year Ended December 31,
                                               ---------------------------
                                                 2004               2003
                                               --------           --------

Revenues:
  Sales                                        $ 37,068            $ 21,771
  Interest and other income                          14                 119
                                               --------            --------
      Total revenues                             37,082              21,890
                                               --------            --------

Expenses:
  Cost of goods sold                             30,898              17,306
  Selling, general and administrative             5,433               4,808
                                               --------            --------
      Total expenses                             36,331              22,114
                                               --------            --------

Income (loss) before income taxes                   751           (     224)
Provision for income taxes                          116                  21
                                               --------            --------

Net income (loss)                              $    635           ($    245)
                                               ========            ========

Basic and diluted net income (loss)
  per common share                             $    .08           ($    .03)
                                               ========            ========

















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (in 000's)



                                                                    Additional                           Total
                                   Total Shares       Common         Paid-In          Accumulated     Stockholders'
                                   Outstanding        Stock          Capital            Deficit          Equity
                                   -----------        -----          -------            -------          ------



Balance, January 1, 2003              7,531          $     75        $ 42,837         ($ 26,982)        $ 15,930

Net loss                                  -                 -               -         (     245)       (     245)

Repurchase of common stock        (      17)                -       (      11)                -        (      11)
                                   --------          --------        --------          --------         --------

Balance, December 31, 2003            7,514                75          42,826         (  27,227)          15,674

Net income                                -                 -               -               635              635

Issuance of common stock in
  connection with the exercise
  of stock options                      675                 7             519                 -              526

Repurchase of common stock        (     101)        (       1)      (     184)                -        (     185)
                                   --------          --------        --------          --------         --------

Balance, December 31, 2004            8,088          $     81        $ 43,161         ($ 26,592)        $ 16,650
                                   ========          ========        ========          ========         ========






          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in $000's)



                                                          Year Ended December 31,
                                                          -----------------------
                                                            2004           2003
                                                          --------       --------
Cash flows from operating activities:
  Net income (loss)                                       $    635      ($    245)
  Adjustments:
     Depreciation and amortization                           1,728          1,695
     Change in inventories                               (   1,514)           185
     Change in receivables                               (   1,893)         1,102
     Change in accounts payable and other accruals           1,056      (   1,230)
     Other, net                                          (      17)     (      47)
                                                          --------       --------
     Net cash provided by (used in) operating activities (       5)         1,460
                                                          --------       --------

Cash flows from investing activities:
  Purchase of plant and equipment                        (     308)     (     993)
  Repayments of loans to affiliates and others                  54             59
                                                          --------       --------
     Net cash used in investing activities               (     254)     (     934)
                                                          --------       --------

Cash flows from financing activities:
  Repurchase of common stock                             (     185)     (      11)
  Issuance of common stock in connection with the
   exercise of stock options                                   526              -
  Debt issue costs                                               -      (      93)
  Term loan borrowings                                          58          2,438
  Term loan repayments                                   (     456)     (   3,259)
  Net revolving line of credit repayments                (     254)     (     299)
                                                          --------       --------
     Net cash used in financing activities               (     311)     (   1,224)
                                                          --------       --------

Net decrease in cash and cash equivalents                (     570)     (     698)
Cash and cash equivalents at beginning of year               1,200          1,898
                                                          --------       --------
Cash and cash equivalents at end of year                  $    630       $  1,200
                                                          ========       ========


Supplemental disclosure of cash flow information:
Cash paid for:
   Interest                                               $    225       $    396
                                                          ========       ========
   Taxes                                                  $     91       $      3
                                                          ========       ========



          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003


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

     Inventories
     -----------

          Merchandise inventories are valued at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out (FIFO) method of accounting.

     Plant and Equipment
     -------------------

          The Company records all fixed assets at cost. Depreciation is computed using the straight-line method over the related estimated useful life of the asset. Gains or losses on dispositions of fixed assets are included in operating results as other income or expense.

          The Company evaluates the carrying value of its long-lived assets whenever there is a significant change in the use of an asset and adjusts

                       PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

     the carrying value, if necessary, to reflect the amount recoverable through future operations.

     Goodwill
     --------

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142), in June 2001. This statement provides guidance on how to account for existing goodwill and intangible assets from completed acquisitions. In accordance with this statement, the Company adopted SFAS No. 142 in the first quarter of 2002. The Company discontinued the amortization of goodwill and has determined that there is no impairment to goodwill at this time. Carrying values of goodwill are reviewed periodically for possible impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The Company's impairment review is based on a discounted cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, and the selection of an appropriate discount rate. With respect to goodwill, impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of cash flows for that reporting unit. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities and acts by governments and courts, may signal that an asset has become impaired. In accordance with SFAS No. 142, the Company completed the annual impairment test of the valuation of goodwill as of December 31, 2004 and, based upon the results, there was no impairment.

     Fair Value of Financial Instruments
     -----------------------------------

          The carrying amounts reported in the balance sheet for cash and cash equivalents, investments, accounts receivable, long-term debt and payables approximate their fair value.

          The Company does not hold or issue financial instruments for trading purposes.

          The fair value of the Company's short-term borrowings and long-term debt approximates their carrying values due to the variable interest-rate feature of the instruments.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

     401(k) Plan
     -----------

          The Company has  established  a Retirement  Savings  Plan  pursuant to
     Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan permits employees of the sponsor to defer a portion of their compensation on a pre-tax basis. Employees who meet the 401(k) Plan's eligibility requirements may defer up to 15% of their compensation not to exceed the Internal Revenue Service limit ($13,000 in 2004 and $12,000 in 2003.) The Company did not match employee contributions in 2004 or 2003. Federally mandated discrimination testing limits the amounts which highly paid employees may defer based on the amounts contributed by all other employees. Participant elective deferral accounts are fully vested and participant matching contribution accounts in the 401(k) Plan are vested in accordance with a graduated vesting schedule over a period of six years of service. All participant accounts in the 401(k) Plan are invested at the direction of the participants among several different types of funds offered by a large mutual fund management company selected by the Company. Distributions of account balances are normally made upon death, disability or termination of employment after normal retirement date (age 60) or early retirement date (age 55). However, distribution may be made at any time after an employee terminates employment. Amounts payable to an employee are dependent on the employee's account balance, which is credited and debited with appropriate earnings, gains, expenses and losses of the underlying investment. Benefits are determined by contributions and investment performance over the entire period an employee participates in the 401(k) Plan. Payment is made in a single cash sum no later than sixty days following the close of the year in which the event giving rise to the distribution occurs.

          The Company does not have any other bonus, profit sharing, or compensation plans in effect.

     Revenue Recognition
     -------------------

          The Company records revenue when a product is shipped and title and risk of loss pass to the customer. Title generally transfers at shipping point, however full risk of loss is generally transferred to the customer upon delivery.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

     Income Taxes
     ------------

          The Company follows the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No.
     109"). SFAS No. 109 requires an asset and liability approach for the accounting for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which differences are expected to be reflected in the tax return. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

     Net Income (Loss) Per Common Share
     ----------------------------------

          Net income  (loss) per common share is computed by dividing net income
     (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income
     (loss) by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

          The shares used for basic net income (loss) per common share and diluted net income (loss) per common share are reconciled below.

                                                     (Shares in Thousands)
                                                       2004         2003
                                                       ----         ----

     Weighted average shares outstanding
       for basic net income (loss) per share           7,861        7,517
     Dilutive effect of stock options                    263          625
                                                       -----        -----
     Weighted average shares outstanding
       for diluted net income (loss) per share         8,124        8,142
                                                       =====        =====

          Excluded from the calculation of diluted net income (loss) per share for the years ended December 31, 2004 and 2003 are 530,750 and 678,150 common stock options, respectively, which, if included, would have an anti-dilutive effect.

     Stock-Based Compensation
     ------------------------

          The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its options. Accordingly, no

                       PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

     compensation cost has been recognized for stock options issued. Had compensation cost for the issued stock options been determined based upon the fair values at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                     2004              2003
                                                    ------            ------

          Net income (loss) (in $000's):
            As reported                             $  635           ($  245)
            Pro forma compensation expense         ($  150)          ($  115)
                                                    ------            ------
            Pro forma net income (loss)             $  485           ($  360)
                                                    ======            ======

          Basic and diluted net income (loss)
           per common share:
            As reported                             $  .08           ($  .03)
            Pro forma                               $  .06           ($  .05)

          All options granted to date have an exercise price equal to the market price of the Company's stock on the grant date. For purposes of calculating the compensation cost consistent with FASB Statement 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 41.08 percent in 2004 and 180 percent in 2003; risk free interest rates of 4.25 percent in 2004 and 4 percent in 2003; and weighted average expected lives of 5 to 10 years.

     Research and Development ("R&D")
     --------------------------------

          The  Company   expenses  costs   associated   with  its  research  and
     development activities. In each of 2004 and 2003 approximately $500,000 of R&D costs were expensed.

     Major Customers
     ---------------

          In 2004, one customer accounted for more than 50% of the Company's sales. That customer accounted for less that 2% of the Company's sales in 2003. In 2003, a separate customer accounted for approximately 29% of the company's sales, but less than 3% of the company's sales in 2004.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

     New Accounting Standards
     ------------------------

          In May 2003, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. This standard was effective for all financial instruments as of July 1, 2003. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

          In April 2004, the FASB issued Staff Position No. 129-1, "Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities" ("FSP 129-1"). FSP 129-1 requires additional quantitative and qualitative disclosure regarding the nature of the contingency and the potential impact of contingently convertible securities. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.


          In November 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on determining other-than-temporary impairments and its application to marketable equity and debt securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as well as investments accounted for under the cost method of accounting. In September 2004, the FASB issued FASB Staff Position ("FSP") EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in EITF 03-1 pending finalization of the draft FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1." The disclosure requirements of EITF 03-1 remain in effect. The Company adopted the disclosure requirements of EITF 03-1 as of December 31, 2004. The adoption of the recognition and measurement provisions of EITF 03-1 when finalized are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

          In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4." ("SFAS No. 151") SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the consolidated statement of operations. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 or retroactive restatement to earlier periods to reflect the impact of expensing share-based payments under SFAS 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The Company is currently assessing the impact that SFAS 123R will have on the results of operations and financial position.

2.   Inventories
     -----------

          Inventories are comprised of the following (in $000's):

                 Raw materials                   $ 1,857
                 Work-in-process                     911
                 Finished goods                    6,215
                                                 -------
                    Total                        $ 8,983
                                                 =======

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

3.   Plant and Equipment
     -------------------

          At December 31, 2004, plant and equipment consisted of the following (in $000's):

                   Machinery and equipment               $ 11,637
                   Leasehold improvements                   3,232
                   Office equipment, furniture
                    and fixtures                            1,868
                                                         --------
                                                           16,737
                   Accumulated depreciation             (  11,023)
                                                         --------
                       Total                             $  5,714
                                                         ========

4.   Investment in Unaffiliated Natural Products Company
     ---------------------------------------------------

          In May 1996, the Company purchased 500 shares of common stock representing a 25% interest in Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company purchased an additional 200 shares of common stock for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first four years and 36 monthly payments of principal and interest thereafter (the "Pure
     World Loan"). The Pure World Loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified within other assets in the consolidated balance sheet. Gaia has not kept strict adherence to the agreed-upon 36 month payment schedule, but continues to make payments. The Pure World loan balance is approximately $65,000 at December 31, 2004. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

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

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

     Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company and does not publish financial results. The Company is accounting for this investment by the cost method, as the Company does not have the ability to influence the operating or financial decisions of the investee.

5.   Accrued Expenses and Other Current Liabilities
     ----------------------------------------------

          At December 31, 2004, the components of accrued expenses and other current liabilities were (in $000's):

          Accrued compensation                  $   519
          Accrued commissions                       253
          Accrued rent                              200
          Deferred income                           200
          Accrued utility expense                   102
          Other                                     524
                                                -------
            Total                               $ 1,798
                                                =======

6.   Borrowings
     ----------

          Borrowings  consisted  of the  following  at  December  31,  2004  (in
     $000's):

          Revolving line of credit to a bank, pursuant
            to a $5 million secured line of
            credit bearing annual interest
            at Prime plus .5% (5.75% at December
            31, 2004) maturing in December 2006                   $ 1,373

          Loan payable to a bank,
            collateralized by certain
            property and equipment,
            bearing annual interest at Prime plus
            .75% (6.00% at December 31, 2004)
            maturing in December 2009                               1,714

          Lease payable for equipment for gross assets
            of $300,000 with imputed interest at
            approximately 5.9% maturing in October 2006               181

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

          Leases payable for equipment                                109
                                                                  -------

                Total                                               3,377
          Less: Current portion of borrowings                       1,822
                                                                  -------
          Long-term debt                                          $ 1,555
                                                                  =======

          At December 31, 2004 the Company was in compliance with the covenants of its loan agreements.

          Interest  expense  was  $225,000  and  $396,000  for the  years  ended
     December 31, 2004 and 2003, respectively. Interest expense is included in selling, general and administrative expenses on the consolidated statements of operations.

          Aggregate maturities of borrowings (in $000's) for each of the years in the five year period ending December 31, 2009 are $449; $466; $371; $360 and $358. These maturities exclude $1,373,000 of debt pursuant to a $5 million line of credit.

7.   Common Stock
     ------------

     Stock Issuance
     --------------

          In 2004, 675,000 shares of common stock were issued for proceeds of $526,000 due to the exercise of stock options.

     Stock Repurchase
     ----------------

          The Company had previously announced plans to repurchase shares of the Company's common stock subject to market conditions and other considerations as determined by the Board of Directors ("Repurchase Plans"). In 2004, the Company repurchased 100,587 shares of Common Stock for $185,000, which were returned to the status of authorized but unissued shares. The Company can repurchase approximately 825,000 more shares under the repurchase plans.

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

                     Years Ended December 31, 2004 and 2003

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

          The following table summarizes option transactions under the Option Plans for the years ended December 31, 2004 and 2003:

                                                             Weighted Average
                                           Shares             Exercise Price
                                          --------           ----------------

             Options outstanding at
              January 1, 2003              770,480                $ 3.31
             Options issued                 95,000                $ 2.13
             Options canceled            (  30,330)               $  .90
                                          --------
             Options outstanding at
              December 31, 2003            835,150                $ 3.26
             Options canceled            ( 257,400)               $ 3.65
                                          --------
             Options outstanding at
              December 31, 2004            577,750                $ 3.09
                                          ========


          For options outstanding and exercisable at December 31, 2004, the exercise price ranges are:




                                 Options Outstanding                                          Options Exercisable
              --------------------------------------------------------       -----------------------------------------------------
                      Number        Weighted-Average    Weighted-                  Number        Weighted-Average    Weighted-
  Range of        Outstanding at     Remaining Life      Average                Outstanding at    Remaining Life      Average
Exercise Price   December 31, 2004    (In Years)     Exercise Price          December 31, 2004     (In Years)     Exercise Price
----------------------------------------------------------------------       -----------------------------------------------------

   $1 - $3            242,700              4            $ 2.34                     184,700               3           $ 2.28
   $3.01 - $6         335,050              5            $ 3.64                     246,170               4           $ 3.72
                      -------                                                      -------
                      577,750                           $ 3.09                     430,870                           $ 3.10
                      =======                                                      =======


                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

          In addition, in 1995 in connection with the Pure World Botanicals acquisition, the Company issued to the former Pure World Botanicals shareholders options outside of the 1991 Plan to acquire 275,000 shares of the Company's common stock at its then approximate fair value of $1.91 per share. Three employees of Pure World Botanicals were also given a total of 66,000 options outside of the 1991 Plan with prices ranging from $1.82 -
     $1.91, the approximate fair market value at the time of grant, in connection with their employment. In 1996, 62,700 options were granted outside of the 1991 Plan to various employees of the Company and Pure World Botanicals in connection with their employment with prices ranging between $1.65 and $2.05, the approximate fair market value at the time of the grant. In 1997, 44,000 options were granted outside of the 1997 Plan for new employees with prices ranging from $3.07 to $4.89 per share. In 2001, 235,000 options were granted outside of the 1997 plan at $1.00 per share. In 2002, 823,000 options were granted outside of the 1997 plan at $.71 per share. In 2003, 15,000 options were granted outside of the plan at $1.98 per share. In 2004, 30,000 options were granted outside of the plan at $1.30 per share, which was the fair market value at the date of grant. These options were immediately exercisable and expire ten years from the date of grant. Also in 2004, 675,000 options that had been granted outside the plans were exercised at a weighted average exercise price of $.78 per share. No other options have been exercised. At December 31, 2004, 393,000 of these options have been canceled leaving 482,700 options outstanding with a weighted average price of $1.17.

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

                     Years Ended December 31, 2004 and 2003

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

          In February 1996, the Company entered into an employment agreement with Dr. Qun Yi Zheng, President of the Company and Pure World Botanicals for an initial one-year term. In July 1997, this agreement was amended (the "Amended Zheng Agreement"). The Amended Zheng Agreement is for a three-year term commencing on August 1, 1997 (the "Commencement Date") at an annual salary of $120,000 (which was subsequently increased to $250,000), the terms being identical to that of the Chairman's Agreement.

          The Company recorded an expense of approximately $46,000 and $36,000 in 2004 and 2003, respectively for the contingent postemployment payments to potentially be provided under the terms of its employment agreements with its Chairman and President. The Company had $519,000 accrued at December 31, 2004 for these benefits.

9.   Income Taxes
     ------------

          At December 31, 2004, the Company had net operating loss carryforwards ("NOLs") of approximately $6 million for Federal income tax reporting purposes, which expire in the years 2005 through 2023. The ultimate realization of the tax benefits from the net operating loss is dependent upon future taxable earnings of the Company.

          The components of income tax expense were as follows (in $000's):



                                                  2004                 2003
                                                --------             --------

              Federal-current                    $ 20                  $  -
              State-current                        96                    21
              Deferred                              -                     -
                                                 ----                  ----
                  Total expense                  $116                  $ 21
                                                 ====                  ====

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

          Deferred income taxes reflect the tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2004 are as follows (in $000's):

            Deferred tax assets:
               Net operating loss carryforwards                $  2,483
               New Jersey credit carryforward                       218
               Alternative minimum tax ("AMT")
                   credit carryforwards                             300
               Other, net                                         1,046
                                                               --------
                                                                  4,047
            Valuation allowance                               (   3,798)
                                                               --------

            Net deferred tax asset                             $    249
                                                               ========

          Due to the  relatively  short  expiration  periods of the NOLs and the
     unpredictability   of  future   earnings,   the  Company  believes  that  a
     substantial valuation allowance for the deferred tax asset is required.

          A reconciliation of the provision for income tax expense to the expected income tax expense (benefit) (income (loss) before income taxes times the statutory tax rate of 34%) is as follows (in $000's):

                                                   2004               2003
                                                 --------           --------

            Income (loss) before income taxes    $   751            ($   224)
            Statutory federal income
               tax rate                               34%                 34%
                                                 -------             -------
            Expected income tax provision
             (benefit)                               255            (     76)
            State tax, net of federal
               benefits                               63                  14
            Change in valuation allowance       (  2,105)           (    663)
            Expiration of contribution
               carry over and federal net
                 operating loss carryforwards        206               3,377
            Other, net                             1,697            (  2,631)
                                                 -------             -------
             Provision for income taxes          $   116             $    21
                                                 =======             =======

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

          The Tax Reform Act of 1986, as amended, provides for a parallel tax system which requires the calculation of AMT and the payment of the higher of the regular income tax or AMT. The Company also has an AMT credit carryforward of approximately $300,000 which will be allowed as a credit carryover against regular tax in the future in the event the regular tax exceeds the AMT.

10.  Commitments, Contingencies and Related Party Transactions
     ---------------------------------------------------------

          The Chairman of the Company is also the Chairman of Bedminster Management Corporation ("BMC"). The Company reimburses BMC for its proportionate share of the cost of group medical insurance and certain general and administrative expenses. Such reimbursements amounted to approximately $753,000 and $528,000 in 2004 and 2003, respectively. BMC received no remuneration or administrative fees for performing this service.

          Pure World Botanicals leases a 138,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation that is partly owned by the Vice Chairman of Pure World. Rent for the facility is $20,000 per month, plus one percent of the gross revenues of Pure World Botanicals up to an additional $200,000 per annum. At December 31, 2004, the lease had a term of five years, expiring in December 2009 with one five year renewal option followed by two ten-year renewal options at base rates up to $22,898 per month. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories; manufacturing space of 70,000 square feet; and warehousing space of 38,000 square feet.

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

          Until August 2004, the Company rented office space from an affiliate. Such rent expense was approximately $27,000 in 2004 and $43,000 in 2003.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

          Future minimum lease payments (in $000's) for each of the years in the five year period ending December 31, 2009 are $613; $625; $447; $274; and $240.

          Rent expense was approximately $831,000 and $806,000 for 2004 and 2003, respectively, which includes $200,000 for each of 2004 and 2003, representing one percent of the gross revenues of Pure World Botanicals, subject to a maximum of $200,000.

          On December 22, 2004, Pure World and its wholly-owned subsidiary, PW Subsidiary LLC ("PW Subsidiary") entered into an Agreement and Plan of Merger whereby Pure World acquired all the equity interests of Sun Equities Corporation ("Sun Equities") (the "Acquisition"). The Acquisition was structured as a forward triangular merger where Sun Equities was merged into PW Subsidiary with PW Subsidiary being the surviving entity. Before the Acquisition, Sun Equities held 2,500,025 shares of Pure World common stock. Under the terms of the Agreement and Plan of Merger, Pure World issued 2,500,025 shares of its common stock to the Shareholders of Sun Equities in exchange for all of their shares of common stock of Sun Equities. Upon the closing of the transaction, the 2,500,025 shares of Pure World common stock held by Sun Equities and acquired by Pure World in the Acquisition were cancelled by Pure World. Consequently, the number of issued and outstanding shares of Pure World common stock was unchanged after the Acquisition.

11.  Segment Reporting
     -----------------

          The Company has determined that it does not have reportable operating segments. The Company does not have individual segment managers or discrete financial data used to allocate resources.

12.  Legal Proceedings
     -----------------

          The Company is involved from time to time in various lawsuits that arise in the ordinary course of its business.

Item 8.  -  CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS  ON ACCOUNTING AND
-------     --------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

     None

Item 8A. -  CONTROLS AND PROCEDURES
--------    -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect the company's internal controls over financial reporting evaluation.

Compliance with Section 404 of Sarbanes-Oxley Act
-------------------------------------------------

     In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") by December 31, 2006, the Company expects to begin, in fiscal 2005, the system and process documentation and evaluation needed to comply with Section 404. The Company believes this process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

                                    PART III
                                    --------

Item 9.  -  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS   AND  CONTROL  PERSONS;
-------     --------------------------------------------------------------------
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
            -------------------------------------------------

     The three members of the Board of Directors were elected at the 2004 Annual Meeting of Stockholders and will serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The Company's officers are elected by and serve at the leave of the Board.

     There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected.

     The directors and executive officers of the Company at February 28, 2005 were as follows:

                                       Position and Office
                                       Presently Held with             Director
  Name of Person           Age             the Company                  Since
  --------------           ---         -------------------              -----

  Paul O. Koether          68          Chairman and                      1988
                                       Director of the
                                       Company; Chairman
                                       of Pure World Botanicals

  Alfredo Mena             52          Director                          1992

  William Mahomes, Jr.     58          Director                          1993

  Dr. Qun Yi Zheng         47          President and Chief Operating       -
                                       Officer of the Company and of
                                       Pure World Botanicals

  Voldemar Madis           64          Vice Chairman of the                -
                                       Company and of Pure World
                                       Botanicals

  Sue Ann Merrill          41          Chief Financial Officer             -
                                       of the Company and of
                                       Pure World Botanicals






                                     III-1

Paul O. Koether Mr. Koether is principally engaged in the following: (i) the Company, as Chairman since April 1988, President from April 1989 to February 1997, a director since March 1988, and for more than five years as the Chairman and President of Sun Equities Corporation ("Sun"), a private, closely-held corporation which was the Company's principal stockholder, until it was merged into the Company in December 2004; (ii) as Chairman of Pure World Botanicals, Inc., the Company's wholly-owned subsidiary, since January 1995 and as a director since December 1994; (iii) as Chairman and director since July 1987 and President since October 1990 of Kent Financial Services, Inc. ("Kent") which engages in various financial services and the general partner since 1990 until it was dissolved in 2003 of Shamrock Associates, an investment partnership which was the principal stockholder of Kent; (iv) various positions with affiliates of Kent, (v) since September 1998 as a director and Chairman of Cortech, Inc., ("Cortech") a company seeking to redeploy its assets into an operating business and (vi) Chairman from 1990 to 2003 and a registered representative since 1989 of T. R. Winston & Company, LLC ("Winston") a retail brokerage business, formerly a wholly-owned subsidiary of Kent.

Alfredo Mena Since 1976, Mr. Mena has been President of Alimentos de El Salvador S.A. de C.V., having previously served as Director and General Manager, which is engaged in coffee growing, processing and exporting. In 2003 one of the coffee plantations was converted into a water park / amusement park as part of a strategy to become involved in the fast growing tourism industry in El Salvador. From October 1995 until June 1997, he served as Presidential Commissioner for the Modernization of the Public Sector, in charge of its decentralization, debureaucratization, deregulation, and privatization. Mr. Mena is a citizen of El Salvador.

William Mahomes, Jr. Mr. Mahomes currently is a senior shareholder in Simmons Mahomes P.C., a law firm emphasizing commercial real estate transactions, public finance, business transactions and mediation. From 1997 to May 2001, Mr. Mahomes was in the private practice of law emphasizing mediation, real estate and commercial transactions. From 1994 to March 1997, Mr. Mahomes was a senior shareholder at the law firm of Locke Purnell Rain Harrell. From 1989 to 1994 he was an international partner in the Dallas office of Baker & McKenzie law firm. Mr. Mahomes currently serves on the Board of Directors of a variety of organizations, including the Center for New Ventures and Entrepreneurship (Texas A&M University), Operation Oasis, Inc., the Texas Affiliate Board of Healthcare Service Corporation (HCSC), also known as Blue Cross and Blue Shield of Texas, the Texas Youth Commission and the Board of the Association of Former Students at Texas A&M University.

Qun Yi Zheng Ph.D., Dr. Zheng has been with Pure World, as President since December, 2003, Chief Operating Officer since September 2003 and Executive Vice President from 1996 through 2003. Since August 2000, Dr. Zheng has been a director of Cortech. From November 2000 until November 2003, Dr. Zheng was a director of Kent. Dr. Zheng was Technical Manager at Hauser Nutraceuticals,

                                     III-2

Colorado from 1995 to 1996 and from 1993 to 1994 he was Senior Chemist at Hauser Chemical Research, Inc., Colorado.

Voldemar Madis,  Mr. Madis is principally  engaged in the following  businesses:
(i) Vice Chairman of the Company and of Pure World Botanicals since November 1, 1995 and (ii) President of IVM Corporation ("IVM"). IVM is a real estate holding company. IVM is the owner of the premises occupied by Pure World Botanicals. The terms of the lease are described in "Item 2 - Description of Property".

Sue Ann Merrill, Ms. Merrill, a certified public accountant is principally engaged in the following: (i) the Company and Pure World Botanicals, Inc., since 1995, and as Chief Financial Officer since October 2002; (ii) From 1995 to 2003 controller, and since 2003 Chief Financial Officer of Kent; (iii) various positions with affiliates of Kent; (iv) Chief Financial Officer since September 1998 of Cortech and; (v) in various positions with Winston from 1995 to 2003.

Audit Committee Financial Expert
--------------------------------

     Pure World's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

Code of Ethics
--------------

     The Company has adopted a Code of Ethics that applies to its principal executive officers and principal financial officers. Stockholders may write to Sue Ann Merrill, the Secretary of the Company, at the Company's principal executive office: 376 Main Street, Bedminster, New Jersey 07921, to request a


                                     III-3
copy of the Code of Ethics, and the Company will provide it to any person without charge upon such request.

Item 10. - EXECUTIVE COMPENSATION
--------   ----------------------

     The table below sets forth for the years ended December 31, 2004, 2003 and 2002, the compensation of any person who, as of December 31, 2004, was the Chief Executive Officer of the Company or who was among the four most highly compensated executive officers of the Company other than the Chief Executive Officer with annual compensation in excess of $100,000 ("Executive Officers").

                                                               Long-Term
Name and                      Annual Compensation(1)(2)       Compensation
                            -----------------------------     ------------
Principal Position        Year         Salary       Bonus       Options(#)
------------------        ----         ------       -----     ------------

Paul O. Koether           2004       $ 214,085     $ 40,000            -
Chairman                  2003          90,000            -            -
                          2002           5,000            -      200,000

Qun Yi Zheng              2004       $ 254,404     $ 65,000            -
President                 2003         232,144            -            -
                          2002         192,921            -      200,000

Voldemar Madis            2004       $ 155,792     $      -            -
Vice Chairman             2003         165,749            -            -
                          2002         160,937            -            -
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

Options Granted
---------------

     Under the Company's 1991 Non-Qualified Stock Option Plan (the "1991 Plan"), non-qualified options to purchase up to an aggregate of 550,000 shares of the Company's Common Stock may be granted by the Board of Directors to officers, directors and employees of the Company, its subsidiaries or parent. The exercise price for the shares may not be less than the fair market value of the Common Stock on the date of grant. Options will expire five years from the date of grant and will be exercisable as to one-half of the shares on the date of grant and as to the other half, after the first anniversary of the date of grant, or

                                     III-4
at such other time, or in such other installments as may be determined by the Board of Directors or a committee thereof at the time of grant. The options are non-transferable (other than by will or by operation of the laws of descent) and are exercisable generally only while the holder is employed by the Company or by a subsidiary or parent of the Company or, in the event of the holder's death or permanent disability while employed by the Company, within one year after such death or disability.

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

                         Fiscal Year-End Options Values



                  Shares
                 Acquired                                               Value of Unexercised
                    On       Value      Number of Unexercised               In-the-Money
                 Exercise   Realized     Options at 12/31/04             Options at 12/31/04
   Name             (#)       ($)      Exercisable/Unexercisable      Exercisable/Unexercisable
   ----             ---       ---      -------------------------      -------------------------

Paul O. Koether   200,000   $248,000        55,000 /      -               $      -/ $     -
Qun Yi Zheng            -          -       469,000 / 71,000                212,000/       -
Voldemar Madis          -          -       120,000 /      -                      -/       -


401(k) Plan
-----------

     The Company has established a Retirement Savings Plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan permits employees of the sponsor to defer a portion of their compensation on a pre-tax basis. Employees who meet the 401(k) Plan's eligibility requirements may defer up to 15% of their compensation not to exceed the Internal Revenue Service limit ($13,000 in 2004 and $12,000 in 2003.) The Company did not match employee contributions in 2004 or 2003. Federally mandated discrimination testing limits the amounts which highly paid employees may defer based on the amounts contributed by all other employees. Participant elective deferral accounts are fully vested and participant matching contribution accounts in the 401(k) Plan are vested in accordance with a graduated vesting schedule over a period of six years of service. All participant accounts in the 401(k) Plan are invested at the direction of the participants among several different types of funds offered

                                     III-5
by a large mutual fund management company selected by the Company. Distributions of account balances are normally made upon death, disability or termination of employment after normal retirement date (age 60) or early retirement date (age
55). However, distribution may be made at any time after an employee terminates employment. Amounts payable to an employee are dependent on the employee's account balance, which is credited and debited with appropriate earnings, gains, expenses and losses of the underlying investment. Benefits are determined by contributions and investment performance over the entire period an employee participates in the 401(k) Plan. Payment is made in a single cash sum no later than sixty days following the close of the year in which the event giving rise to the distribution occurs.

     The Company does not have any other bonus, profit sharing, or compensation plans in effect.

Employment Agreements
---------------------

     In November 2003, the Company entered into an employment and deferred compensation agreement (the "Agreement") with the Company's Chairman for an initial three-year term commencing December 1, 2003 (the "Effective Date") at an annual salary of $215,000, which maybe increased but not decreased at the discretion of the Board of Directors. The term is to be automatically extended one day for each day elapsed after the Effective Date.

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

     In February 1996, the Company entered into an employment agreement with Dr. Qun Yi Zheng, President of the Company and of Pure World Botanicals for an initial one-year term. In July 1997, this agreement was amended (the "Amended

                                     III-6

Zheng Agreement"). The Amended Zheng Agreement is for a three-year term commencing on August 1, 1997 (the "Commencement Date") at an annual salary of $120,000 (which was subsequently increased to $250,000) the terms being identical to that of the Chairman's Agreement.

     The Company recorded an expense of approximately $46,000 and $36,000 in 2004 and 2003, respectively for the contingent postemployment payments to potentially be provided under the terms of its employment agreements with its Chairman and President. The Company had $519,000 accrued at December 31, 2004 for these benefits.

Remuneration of Directors
-------------------------

     Directors who are not employees of the Company receive a fee of $1,800 for attending each meeting of the Board or a committee meeting. During 2004, the Company paid directors' fees in the aggregate of approximately $32,400.





























                                     III-7

Item 11. -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------    --------------------------------------------------------------

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 2005, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officer and all directors and officers as a group:

                                    Number of Shares            Approximate
    Name and Address                 of Common Stock             Percent
    Of Beneficial Owner            Beneficially Owned(1)         of class
    -------------------            ------------------          ------------

    Paul O. Koether
    211 Pennbrook Road
    Far Hills, N.J. 07931               3,491,509(2)               39.8%

    William Mahomes, Jr.
    900 Jackson Street
    Suite 540
    Dallas, TX 75202                       11,000                    *

    Alfredo Mena
    P.O. Box 520656
    Miami, FL 33152                        18,700                    *

    Voldemar Madis
    375 Huyler Street
    South Hackensack, NJ 07606            124,070                   1.41%

    Dr. Qun Yi Zheng
    375 Huyler Street
    South Hackensack, NJ 07606            500,000                   5.70%

    Residuary Trust u/w/o
      Natalie I. Koether
    Paul O. Koether, Trustee
    211 Pennbrook Road
    Far Hills, NJ 07931                   558,356                   6.91%

    Marital Trust u/w/o
      Natalie I. Koether
    Paul O. Koether, Trustee
    211 Pennbrook Road
    Far Hills, NJ 07931                   513,141                   6.35%

    All directors and
    Officers as a group
    (5 persons)                         4,145,279                  47.25%
    ------------------------------
    *Represents less than one percent.

                                     III-8

(1) The beneficial owner has both sole voting and sole investment powers with respect to these shares except as set forth in this footnote or in other footnotes below. Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within sixty days: Paul O. Koether (55,000 shares); Alfredo Mena (16,500 shares); Voldemar Madis (120,000 shares); Qun Yi Zheng (500,000 shares); and all directors and officers as a group (691,500 shares).

(2) Includes 110,000 shares owned by Emerald Partners of which he is the sole general partner; 98,566 shares held in discretionary accounts of certain of his brokerage customers; 318,020 shares held in Mr. Koether's IRA account; and 271,493 shares held by The Estate of Natalie I. Koether. As the Executor of the Estate of Natalie I. Koether, Mr. Koether may be deemed to own these shares beneficially. Also includes 513,141 shares held by the Marital Trust u/w/o Natalie I. Koether of which Mr. Koether is trustee and 558,356 shares held by the Residuary Trust u/w/o Natalie I. Koether of which Mr. Koether is trustee.

          The following table shows information with respect to each equity compensation plan under which the Company's Common Stock is authorized for issuance as of the end of fiscal year 2004.

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

Equity
compensation plans
approved by
security holders          577,750                  $3.09                     155,950

Equity
compensation plans
not approved by
security holders                -                      -                           -
                          -------                  -----                     -------

Total                     577,750                  $3.09                     155,950
                          =======                  =====                     =======


          At December 31, 2004, the Company also had 482,700 Common Stock options outstanding which were not issued in connection with any equity compensation plan. The weighted-average exercise price of these Common Stock options was $1.17.

                                     III-9

Item 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

     The Chairman of the Company is also the Chairman of Bedminster Management Corporation ("BMC"). Commencing April 2003, the Company reimburses BMC for its proportionate share of the cost of group medical insurance and certain general and administrative expenses. Such reimbursements amounted to approximately $753,000 in 2004 and $528,000 in 2003. BMC received no remuneration or administrative fees for performing this service.

     Pure World Botanicals leases a 138,000 square-foot facility in South Hackensack, New Jersey, from an affiliated corporation that is partly owned by the Vice Chairman of Pure World. Rent for the facility is $20,000 per month, plus one percent of the gross revenues of Pure World Botanicals up to an additional $200,000 per annum. At December 31, 2004, the lease had a term of five years, expiring in December 2009 with one five year renewal option followed by two ten-year renewal options at base rates up to $22,898 per month. This facility includes a 20,000 square-foot office area; 10,000 square-feet for laboratories; manufacturing space of 70,000 square feet; and warehousing space of 38,000 square feet.

     On December 22, 2004, Pure World and its wholly-owned subsidiary, PW Subsidiary LLC ("PW Subsidiary") entered into an Agreement and Plan of Merger whereby Pure World acquired all the equity interests of Sun Equities Corporation ("Sun Equities") (the "Acquisition"). The Acquisition was structured as a forward triangular merger where Sun Equities was merged into PW Subsidiary with PW Subsidiary being the surviving entity. Before the Acquisition, Sun Equities held 2,500,025 shares of Pure World common stock. Under the terms of the Agreement and Plan of Merger, Pure World issued 2,500,025 shares of its common stock to the Shareholders of Sun Equities in exchange for all of their shares of common stock of Sun Equities. Upon the closing of the transaction, the 2,500,025 shares of Pure World common stock held by Sun Equities and acquired by Pure World in the Acquisition were cancelled by Pure World. Consequently, the number of issued and outstanding shares of Pure World common stock was unchanged after the Acquisition.











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

        (d)   Certificate of Amendment of       Incorporated by reference of
              Restated Certificate of Incor-    Pure World, Inc. Form 10-KSB
              poration of the Company           for the year ended December 31,
                                                1996.

    3.2       By-laws, as amended               Incorporated by reference to
                                                American Holdings, Inc.
                                                Form 10-KSB for the year ended
                                                December 31, 1992.

   10.1       Employment Agreement, dated as    Incorporated by reference to
              of December 1, 2003, by and       Pure World, Inc Form 10-KSB
              between Pure World, Inc. and      for the year ended
              Paul O. Koether                   December 31, 2004.

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

   10.10 (a)  Employment Agreement with          Incorporated by reference to
              Dr. Q.Y. Zheng                     Pure World, Inc. Form 10-KSB
                                                 dated December 31, 1998.

         (b)  Amendment to Employment            Incorporated by reference to
              Agreement with Dr. Q.Y. Zheng      Pure World, Inc. Form 10-KSB
                                                 dated December 31, 1998.

   10.11      Fleet Capital Corporation Loan     Incorporated by reference to
              Agreements                         Pure World, Inc. Form 10-KSB
                                                 for the year ended
                                                 December 31, 2004.

   21         Subsidiaries of the Registrant     Filed herewith.

   23         Consent of Deloitte & Touche LLP   Filed herewith.

   31.1       Certification pursuant to Section  Filed herewith.
              302 of the Sarbanes-Oxley Act
              of 2002

   31.2       Certification pursuant to Section  Filed herewith.
              302 of the Sarbanes-Oxley Act
              of 2002

   32         Certification pursuant to Section  Filed herewith.
              906 of the Sarbanes-Oxley Act
              of 2002

(b)  Reports on Form 8-K

     On December 23, 2004, the Company filed a Form 8-K describing an Agreement and Plan of Merger it had entered into with Sun Equities Corporation, who, prior to this Agreement and Plan of Merger, was the Company's principal stockholder.

ITEM 14. -  PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------    --------------------------------------

     Year ended December 31, 2004

     Audit Fees: The aggregate fees, including expenses, expected to be billed by the Company's principal accountant in connection with the audit of its consolidated financial statements and for the review of its financial information included in its Annual Report on Form 10-KSB; and its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2004 were $94,000.

     Audit Related Fees: $10,000 in fees were billed to the Company by its principal accountant during 2004 for services provided in connection with the Company's filing of a Form S-8 and the Company's engagement of an investment banker in 2004.

     All Other Fees: There were no tax or other fees billed to the Company by its principal accountant during 2004.

     Year ended December 31, 2003

     Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of its consolidated financial statements and for the review of its financial information included in its Annual Report on Form 10-KSB; and its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 was approximately $92,268.

     All Other Fees: There were no tax or other fees billed to the Company by its principal accountant during 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PURE WORLD, INC.

March 31, 2005                                  By: /s/ Paul O. Koether
                                                    ---------------------------
                                                    Paul O. Koether
                                                    Chairman of the Board


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                      Capacity                     Date
----------------------------     ---------------------         ----------------



/s/ Paul O. Koether              Chairman of the Board          March 31, 2005
-------------------------        and Director
Paul O. Koether                  (Principal Executive
                                 Officer)

/s/ Sue Ann Merrill              Chief Financial Officer,       March 31, 2005
----------------------------     Vice President & Treasurer
Sue Ann Merrill                  (Principal Financial and
                                 Accounting Officer)

/s/ William Mahomes, Jr.         Director                       March 31, 2005
-------------------------
William Mahomes, Jr.


/s/ Alfredo Mena                 Director                       March 31, 2005
-------------------------
Alfredo Mena

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

        American Holdings, Inc.                               Delaware

        Eco-Pure, Inc. Delaware                               Delaware

        Pure World Botanicals, Inc.                           Delaware

        Pure World Botanicals Powders, Inc.                   Delaware

        PW Subsidiary, LLC                                    Delaware

                                                                     EXHIBIT 23


CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in Registration Statement No. 333-117496 of Pure World, Inc. on Form S-8 of our report dated March 29, 2005, appearing in this Annual Report on Form 10-KSB of Pure World, Inc. for the year ended December 31, 2004.




/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 29, 2005

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


March 31, 2005                                   /s/ PAUL O. KOETHER
                                                 -------------------------------
                                                 Paul O. Koether
                                                 Chairman

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

March 31, 2005                                   /s/ SUE ANN MERRILL
                                                 ------------------------------
                                                 Sue Ann Merrill
                                                 Chief Financial Officer

                                                                     Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman of Pure World, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Assistant Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Annual Report on Form 10-KSB for the period ended December 31, 2004, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.

Dated:   March 31, 2005


/s/ Paul O. Koether
-------------------------------
Paul O. Koether
Chairman


/s/ Sue Ann Merrill
-------------------------------
Sue Ann Merrill
Chief Financial Officer