Form 10QSB
period 2005-03-31
PURE WORLD INC
filed 2005-05-13
CIK 356446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended March 31, 2005
                                                      --------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                       For the transition period from ___________ to ___________ Commission File No.: 0-10566
                                            -------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2005, the issuer had 8,005,494 shares of its common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

PART I.  -  FINANCIAL INFORMATION
------      ---------------------
ITEM 1.  -  Financial Statements
------      --------------------

                        PURE WORLD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (in $000's)
                                   (UNAUDITED)
ASSETS
------

Current assets:
  Cash and cash equivalents                                         $   1,003
  Accounts receivable, net of allowance for
    uncollectible accounts and returns and
    allowances of $305                                                  4,120
  Inventories                                                           8,764
  Other current assets                                                    737
                                                                    ---------
      Total current assets                                             14,624
Plant and equipment, net                                                5,360
Investment in unaffiliated natural products company                     1,510
Notes receivable from affiliates                                          164
Goodwill                                                                1,144
Other assets                                                              249
                                                                    ---------
      Total assets                                                  $  23,051
                                                                    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                  $   1,875
  Short-term borrowings                                                   443
  Accrued expenses and other                                            1,944
                                                                    ---------
      Total current liabilities                                         4,262
Long-term debt                                                          1,447
                                                                    ---------
      Total liabilities                                                 5,709
                                                                    ---------

Stockholders' equity:
  Common stock, par value $.01;
    30,000,000 shares authorized;
    8,082,093 shares issued and outstanding                                81
  Additional paid-in capital                                           43,152
  Accumulated deficit                                              (   25,891)
                                                                    ---------
      Total stockholders' equity                                       17,342
                                                                    ---------
      Total liabilities and stockholders' equity                    $  23,051
                                                                    =========

          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in $000's, except per share data)
                                   (UNAUDITED)


                                                         Three Months Ended
                                                               March 31,
                                                       ----------------------
                                                         2005          2004
                                                       --------      --------
Revenues:
  Sales                                                 $ 7,729       $ 7,613
  Interest income                                             5             2
                                                        -------       -------
      Total revenues                                      7,734         7,615
                                                        -------       -------

Expenses:
  Cost of goods sold                                      5,693         6,082
  Selling, general and administrative                     1,315         1,305
                                                        -------       -------
      Total expenses                                      7,008         7,387
                                                        -------       -------

Income before income taxes                                  726           228
Provision for income taxes                                   25            26
                                                        -------       -------
Net income                                              $   701       $   202
                                                        =======       =======

Basic and diluted net income per common share           $   .09       $   .03
                                                        =======       =======


















          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in $000's)
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          2005           2004
                                                        --------       --------
Cash flows from operating activities:
  Net income                                            $    701       $    202
  Adjustments:
    Depreciation                                             414            438
    Change in inventories                                    219      (     108)
    Change in receivables                                    575      (   1,486)
    Change in accounts payable and other accruals      (     105)           507
    Other, net                                               124      (      65)
                                                        --------       --------
    Net cash provided by (used in) operating activities    1,928      (     512)
                                                        --------       --------

Cash flows from investing activities:
  Purchase of plant and equipment                      (      61)     (     116)
  Repayment of loans to affiliates and others                  2             14
                                                        --------       --------
    Net cash used in investing activities              (      59)     (     102)
                                                        --------       --------

Cash flows from financing activities:
  Repurchase of common stock                           (       9)     (       2)
  Issuance of common stock in connection with the
    exercise of stock options                                  -             11
  Term loan borrowings                                         -             58
  Term loan repayments                                 (     114)     (     114)
  Net revolving line of credit borrowings (repayments) (   1,373)           280
                                                        --------       --------
    Net cash provided by (used in) financing activities(   1,496)           233
                                                        --------       --------

Net increase (decrease) in cash and cash equivalents         373      (     381)
Cash and cash equivalents at beginning of period             630          1,200
                                                        --------       --------
Cash and cash equivalents at end of period              $  1,003       $    819
                                                        ========       ========

Supplemental disclosure of cash
  flow information:
    Cash paid for:
      Interest                                          $     52       $     56
                                                        ========       ========
      Income taxes                                      $     10       $     18
                                                        ========       ========





          See accompanying notes to consolidated financial statements.

                        PURE WORLD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

1.   General
     -------

          The accompanying unaudited consolidated financial statements of Pure World, Inc. and subsidiaries ("Pure World" or the "Company") as of March 31, 2005 and for the quarters ended March 31, 2005 and 2004 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

          The results of operations for the quarters ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the entire year or any other period.

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

          Had compensation cost for the issued stock options been determined based upon the fair values at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                     Three Months Ended
                                                           March 31,
                                                     ------------------
                                                      2005        2004
                                                     ------      ------

     Net income (in $000's):
        As reported                                 $   701      $  202
        Pro forma compensation expense             ($    18     ($   29)
        Pro forma net income                        $   683      $  173

     Basic and diluted net income per share:
        As reported                                 $   .09      $  .03
        Pro forma                                   $   .08      $  .02

3.   Inventories
     -----------

          At March 31, 2005, inventories are comprised of the following (in $000's):

                     Raw materials                    $  1,505
                     Work-in-progress                    1,298
                     Finished goods                      5,961
                                                      --------
                       Total inventories              $  8,764
                                                      ========

4.   Investment in Unaffiliated Natural Products Company
     ---------------------------------------------------

          In May 1996, the Company purchased 500 shares of common stock representing a 25% interest in Gaia Herbs, Inc. ("Gaia") for approximately $1 million. In June 1997, the Company purchased an additional 200 shares of common stock for $500,000, increasing its equity ownership to 35% of Gaia's outstanding shares of common stock ("Pure World's Gaia Stock"). Pure World's Gaia Stock is non-voting. The Company loaned Gaia $200,000 in July 1997 payable interest only on a quarterly basis for the first four years and 36 monthly payments of principal and interest thereafter (the "Pure
     World Loan"). The Pure World Loan bears interest at 6.49% which was the imputed rate required under the Internal Revenue Code and is classified within other current assets in the consolidated balance sheet. Gaia has not kept strict adherence to the agreed upon 36 month payment schedule, but continues to make payments. The Pure World Loan balance is approximately $41,000 at March 31, 2005. The parties also agreed that if any other party acquired voting shares, Pure World's Gaia Stock would become voting stock.

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

          Gaia manufactures and distributes fluid botanical extracts for the high-end consumer market. Gaia is a privately held company. The Company is accounting for this investment by the cost method, as the Company does not have the ability to influence the operating or financial decisions of Gaia.

5.   Borrowings
     ----------

          Borrowings consisted of the following at March 31, 2005 (in $000's):

       Revolving line of credit to a bank, pursuant
         to a $5 million secured line of
         credit bearing annual interest
         at Prime plus .5% (6.25% at March
         31, 2005) maturing in December 2006                       $     -

       Loan payable to a bank,
         collateralized by certain
         property and equipment,
         bearing annual interest at Prime plus
         .75% (6.5% at March 31, 2005)
         maturing in December 2009                                   1,643

       Lease payable for equipment for gross assets
         of $300,000 with imputed interest at
         approximately 5.9% maturing in October 2006                   157

       Leases payable for equipment                                     90
                                                                   -------

            Total                                                    1,890
       Less: Current portion of borrowings                             443
                                                                   -------
       Long-term debt                                              $ 1,447
                                                                   =======

          At March 31, 2005, the Company was in compliance with the covenants of its loan agreements.

          Interest expense was $52,000 and $56,000 for the three months ended March 31, 2005 and 2004, respectively. Interest expense is included in selling, general and administrative expenses on the consolidated statements of operations.

6.   Common Stock
     ------------

     Stock Repurchase
     ----------------

          In connection with the Company's common stock repurchase plans, 5,886 shares of common stock were purchased for approximately $9,053 in the three months ended March 31, 2005. All shares repurchased were canceled.

7.   Net Income Per Common Share
     ---------------------------

          Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

          The shares used for basic net income per common share and diluted net income per common share are reconciled below.

                                                      (Shares in Thousands)
                                                       2005          2004
                                                       ----          ----

       Weighed average shares outstanding
        for basic net income per common share          8,085         7,516

       Dilutive effect of stock options                  206           285
                                                       -----         -----

       Average shares outstanding
        for diluted income per common share            8,291         7,801
                                                       =====         =====

          Excluded from the calculation of diluted net income per common share for the quarters ended March 31, 2005 and 2004 are 587,950 and 629,650 common stock options, respectively, which, if included, would have an anti-dilutive effect.

8.   Income taxes
     ------------

          The components of income tax expense for the three months ended March 31, 2005 and 2004 are as follows ($000 Omitted):

                                                       Three Months
                                                      Ended March 31,
                                                    -------------------
                                                      2005       2004
                                                    --------   --------

                  Federal-Current                    $   5       $   7
                  State-Current                         20          19
                                                     -----       -----

                  Total                              $  25       $  26
                                                     =====       =====

9.   Recent Accounting Standards
     ---------------------------

          In November 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on determining other-than-temporary impairments and its application to marketable equity and debt securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as well as investments accounted for under the cost method of accounting. In September 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in EITF 03-1 pending finalization of the draft FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1." The disclosure requirements of EITF 03-1 remain in effect. The Company adopted the disclosure requirements of EITF 03-1 as of December 31, 2004. The adoption of the recognition and measurement provisions of EITF 03-1 when finalized are not expected to have a material impact on the Company's results of operations, financial position or cash flows.


          In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the consolidated statement of operations. SFAS 123R will be effective as of the beginning of the first fiscal year beginning after June 15, 2005. The Company is currently assessing the impact that SFAS 123R will have on the results of operations, financial positions and cash flows.

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

Liquidity and Capital Resources
-------------------------------

     At March 31, 2005, the Company had cash and cash equivalents of approximately $1 million. Cash equivalents of $696,000 consisted of U.S. Treasury bills with an original maturity of less than three months with yields ranging between 2.1% and 2.8%. The Company had working capital of $10.4 million at March 31, 2005. At March 31, 2005 the Company was in compliance with the covenants of its loan agreements. The management of the Company believes that its financial resources and anticipated cash flows will be sufficient for future operations for the next twelve months.

     Net cash of $1.9 million was provided by operations in the quarter ended March 31, 2005. The net income of $701,000 adjusted for depreciation of $414,000, combined with decreases in receivables of $575,000 and inventories of $219,000 were the primary reasons for the cash provided in operations.

     Net cash of $512,000 was used in operations in the quarter ended March 31, 2004. The net income of $202,000 adjusted for depreciation of $438,000 combined with the increase in accounts payable and other accruals of $507,000, offset by the increase in receivables of $1,486,000 were the primary reasons for the cash used in operations.

     Net cash of $59,000 and $102,000 was used in investing activities in the three months ended March 31, 2005 and 2004, respectively, due primarily to the purchase of equipment.

     Cash used in financing activities in the first quarter of 2005 was $1,496,000 compared to net cash provided by financing activities of $233,000 in the same period in 2004. In the first quarter of 2005, $1,487,000 was used to pay down debt and $9,000 was used to repurchase common stock. In the first quarter of 2004, $114,000 used to pay down debt and $2,000 used to repurchase common stock was offset by $280,000 of net revolving line of credit borrowings, $58,000 of term loan borrowing and $11,000 received in connection with the issuance of common stock in connection with the exercise of stock options. For more information on borrowings, see Note 5 of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

     The Company's operations resulted in net income of $701,000, or $.09 basic and diluted income per common share, for the three months ended March 31, 2005 compared to net income of $202,000, or $.03 basic and diluted income per common share, for the comparable period in 2004. The increase in net income for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004 was due primarily to a higher gross profit on the mix of the products that were sold in the quarter.

     The Company, through its wholly-owned subsidiary, Pure World Botanicals, Inc. had sales of $7.7 million in the quarter ended March 31, 2005, compared to sales of $7.6 million in the comparable quarter of 2004, an increase of approximately 2%.

     For the three months ended March 31, 2005 and 2004, the gross margin (sales less cost of goods sold) was $2,036,000, or 26% of sales and $1,531,000, or 20% of sales, respectively. Pure World offers a wide range of products and the gross profit can vary greatly based upon such factors as the cost of raw material, production time, and processes used.

     Interest income was $5,000 for the three month period ended March 31, 2005, compared to $2,000 for the three month period ended March 31, 2004. Higher yields on investments was the primary reason for the increase.

     Selling, general and administrative expenses (consisting of personnel, professional and all other expenses) were $1,315,000 for the quarter ended March 31, 2005 compared to $1,305,000 for the comparable period in 2004. Personnel expenses were $679,000 in the first quarter of 2005, compared to $567,000 in the first quarter of 2004, an increase of $112,000 or 20%. Increases in headcount were the primary reasons for the increase.

     Professional fees, consisting of legal, accounting and consulting fees were $103,000 in the first quarter of 2005, compared to $179,000 in the first quarter of 2004, a decrease of $76,000 or 42%. Lower legal fees were the primary reason for the decrease.

     All other expenses were $533,000 in the first quarter of 2005, compared to $559,000 in the first quarter of 2004, a decrease of $26,000 or 5%.

Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements.

Item 3.  -  Controls and Procedures
-------     -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect the company's internal controls over financial reporting evaluation.

Compliance with Section 404 of Sarbanes-Oxley Act
-------------------------------------------------

     In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") by December 31, 2006, the Company expects to begin, in fiscal 2005, the system and process documentation and evaluation needed to comply with Section 404.

PART II.     OTHER INFORMATION
-------      -----------------
ITEM 1.      Legal Proceedings
-------      -----------------

     None.

ITEM 2.      Unregistered Sale of Equity Securities and Use of Proceeds
------       ----------------------------------------------------------

Purchase of Equity Securities
-----------------------------

     In May 2002, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of its common stock. This program has no expiration date. The following table sets forth certain information about the Company's repurchase of shares under this plan during the quarter ended March 31, 2005.

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                                 (COMMON STOCK)

                                                    (c) Total
                                                    Number of       (d) Maximum
                                                     Shares          Number of
                                                  Purchased as      Shares that
                                                     Part of         May Yet Be
                      (a) Total                     Publicly         Purchased
                      Number of        (b)          Announced        Under the
                        Shares   Average Price      Plans or          Plans or
     Period           Purchased  Paid per Share     Programs         Programs
--------------------------------------------------------------------------------

January 1, 2005 -
January 31, 2005          147         $ 1.51            147           825,098

February 1, 2005 -
February 28, 2005       5,701           1.54          5,701           819,397

March 1, 2005 -
March 31, 2005             38           1.33             38           819,359

Total                   5,886         $ 1.54          5,886           819,359


ITEM 3.      Defaults Upon Senior Securities
-------      -------------------------------

     None.

ITEM 4.      Submission of Matters to a Vote of Security Holders
-------      ---------------------------------------------------

     None.

ITEM 5.     Other Information
-------     -----------------

     None.

Item 6.  -  Exhibits and Reports on Form 8-K
-------     --------------------------------

     The following exhibits are filed as part of this report:

Exhibit
Number       Exhibit                            Method of Filing
------       -------                            ----------------

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


                                           PURE WORLD, INC.




Dated: May 13, 2005                        By: /s/ Sue Ann Merrill
                                               ----------------------------
                                               Sue Ann Merrill
                                               Chief Financial Officer, Vice
                                               President & Treasurer
                                              (Principal Financial and
                                               Accounting Officer, and officer
                                               duly authorized to sign on behalf
                                               of the small business issuer)

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

May 13, 2005                                  /s/ Paul O. Koether
                                              ----------------------------------
                                              Paul O. Koether
                                              Chairman

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

May 13, 2005                                  /s/ Sue Ann Merrill
                                              ----------------------------------
                                              Sue Ann Merrill
                                              Chief Financial Officer

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman of Pure World, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Assistant Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2005, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.

Dated:   May 13, 2005


/s/ Paul O. Koether
-----------------------------------
Paul O. Koether
Chairman


/s/ Sue Ann Merrill
-----------------------------------
Sue Ann Merrill
Chief Financial Officer